Form 10QSB
period 1996-06-30
MERIDIAN FINANCIAL CORP
filed 1996-08-14
CIK 917214

FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



(MARK ONE)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended JUNE 30, 1996

                                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Transition Period from __________ to __________

Commission file number        33-75594




                     MERIDIAN FINANCIAL CORPORATION
             (Name of small business issuer in its charter)



     INDIANA                                     35-1894846
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification No.)


                     8250 HAVERSTICK ROAD, SUITE 110
                    INDIANAPOLIS, INDIANA  46240-2401
                (Address of principal executive offices)

                             (317) 722-2000
                       (Issuer's telephone number)




Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [X]  No [  ]

  Number of common shares, without par value, outstanding at August 5,
                              1996:  1,000

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                     MERIDIAN FINANCIAL CORPORATION

                               FORM 10-QSB

                                  INDEX

                                                                     PAGE

PART I.   FINANCIAL INFORMATION

  Item 1.     Condensed Financial Statements

     Condensed Balance Sheets at June 30, 1996 and
          September 30, 1995                                            3

     Condensed Statements of Earnings (Loss) for the
          three months and the nine months ended
                       June 30, 1996 and 1995                           4

     Condensed Statements of Cash Flows for the
          nine months ended June 30, 1996 and 1995                      5

     Notes to Condensed Financial Statements

  Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                8

PART II.   OTHER INFORMATION

  Item 4.     Submission of Matters to a vote of Security Holders      11

  Item 6.     Exhibits and Reports on Form 8-K                         11

Index to Exhibits                                                      13

 MERIDIAN
FINANCIAL
CORPORATION
(UNAUDITED)

                                                                  JUNE 30,                 SEPTEMBER 30,
                                                                  1996                     1995
                      ASSETS
Finance receivables, net of unearned finance charges:
  Net investment in direct
   financing leases                                                $ 4,147,772             $ 3,811,531
  Loans
receivable                                                             920,455                 930,137
           Total finance receivables
                                                                     5,068,227               4,741,668
Cash and short-term investments
                                                                       180,613                 311,701
Cash held in origination account
                                                                     1,051,375               1,004,262
Debt service reserve funds
                                                                       156,240                 128,640
Bond issue costs, net
                                                                       622,971                 692,395
Other assets
                                                                       544,806                 249,639
           Total assets
                                                                   $ 7,624,232             $ 7,128,305

                          LIABILITIES AND
                      SHAREHOLDERS' EQUITY
Bonds Payable                                                      $ 6,582,435
                                                                                           $ 5,838,498
Accounts payable and accrued expenses
                                                                        48,751                 164,477
           Total liabilities
                                                                     6,631,186               6,002,975
SHAREHOLDERS'  EQUITY:
   Preferred stock
                                                                     1,789,560               1,789,560
  Common stock
                                                                        68,533                  68,533
  Additional paid-in capital
                                                                        37,500                  37,500
  Accumulated deficit
                                                                      (902,547)               (770,263)
           Total shareholders' equity
                                                                       993,046               1,125,330
           Total liabilities and shareholders' equity
                                                                   $ 7,624,232             $ 7,128,305

The accompanying notes are an integral part of these condensed financial statements.

 MERIDIAN
 FINANCIAL
CORPORATION
                                              (UNAUDITED)

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       JUNE 30,                            JUNE 30,

                                                 1996                 1995                 1996               1995
             REVENUE:
   Interest income from leases and mortgage
                                       loan  $  256,978          $  217,781           $  766,105         $  470,451
   Gains from brokerage activity
                                               132,613                    0              132,613
        Gain on early termination of leases
                                                     0                    0               43,344             78,716
     Investment income and other
                                                29,341               14,739               87,669             74,965
                              Total revenue    418,932              232,520            1,029,731            624,132
            EXPENSES:
     Interest expense
                                               227,697              156,987              678,824            397,866
          Legal and professional
                                                12,000               20,345               41,050             70,462
           Other general and administrative
                                               103,976              138,601              322,141            272,595
                             Total expenses
                                               343,673              315,933            1,042,015            740,923
             NET EARNINGS (LOSS)                75,259              (83,413)             (12,284)          (116,791)
           Less - Preferred stock dividends
                                               (40,000)             (40,000)            (120,000)          (120,000)
                  EARNINGS (LOSS) TO COMMON
         SHAREHOLDERS                       $   35,259            $(123,413)          $ (132,284)        $ (236,791)
                 EARNINGS (LOSS) PER COMMON
  SHARE
                                             $   26.44            $ (123.41)           $ (132.28)         $ (236.79)

The accompany notes are an integral part of these condensed financial statements.

 MERIDIAN
 FINANCIAL
CORPORATION
                                          (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                         JUNE 30,

                                                                       1996                1995
                 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)

                                                                  $  (12,284)          $(116,791)
   Adjustments to reconcile net earnings (loss) to net
            cash from operating activities-
              Depreciation and amortization
                                                                     243,997             159,000
               Increase in other
                          assets                                    (106,767)            (96,107)
               Increase (decrease) in accounts payable
            and accrued expenses
                                                                     (72,343)             83,893
             Net cash provided by operating activities
                                                                      52,603              29,995
                 CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to direct financing leases
                                                                  (2,583,600)         (2,442,340)
   Additions to loans receivable
                                                                          -             (935,000)
   Principal payments received on direct financing leases and
                                                 loans receivable  2,081,936             814,893
   Other
                                                                     (33,493)            (55,952)
                 Net cash used in investing activities
                                                                    (535,157)         (2,618,399)
                 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of preferred stock
                                                                          -            1,427,060
   Proceeds from issuance
                           of bonds payable                        1,375,000           2,517,000
        Principal payments on bonds payable
                                                                    (631,063)           (368,042)
  Increase in cash held in
   debt service reserves
   and origination
                                   accounts                          (74,713)           (285,750)
           Bond issue costs paid
                                                                    (129,375)           (441,965)
       Preferred stock dividends
                                                                    (120,000)           (120,000)
  Other
                                                                     (68,383)                  -
             Net cash provided by financing activities
                                                                     351,466          2,728,303
              NET CHANGE IN CASH                                  (131,088)           139,899
          CASH AND SHORT-TERM INVESTMENTS, at beginning of period 311,701             62,147
                CASH AND SHORT-TERM INVESTMENTS, at end of period  $    180,613        $    202,046

    The accompanying notes are an integral part of these condensed financial statements.

MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.   General

The financial information included herein was prepared in conformity with generally accepted accounting principles, and such principles were applied on a basis consistent with those reflected in the Annual Report on Form 10-KSB for the year ended September 30, 1995.

The information furnished includes all adjustments and accruals which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Results for any interim period may not be indicative of the results for the entire year.

The disclosures in the notes presume that the users of the interim financial information have read or have access to the audited financial statements included in the Annual Report on Form 10-KSB for the year ended September 30, 1995.

2.   Net Investment in Direct Financing Leases:

The componenet of the Company's net investment in direct financing leases are as follows:
                                          JUNE 30,            SEPTEMBER 30,
                                            1996                  1995
Minimum Lease payments to be received   $ 6,359,328           $ 5,682,329
Less -- Unearned income                   2,211,556             1,870,798
Net investment in direct
   financing leases                     $ 4,147,772           $ 3,811,531

During the nine months ended June 30, 1996, the Company sold two of its leases to a third party on a non-recourse basis. The leases had a remaining net investment of approximately $683,000. The Company recorded a gain of $132,613 in connection with this sale. The proceeds from this sale are being reinvested into new leases.

During the nine months ended June 30, 1996, four leases, with a remaining net investment of approximately $754,000, were terminated by the lessee. The Company recorded gains totaling $43,344 in connection with these early terminations. The proceeds from these terminations were reinvested into new leases.

During the nine months ended June 30, 1995, a lease, with a remaining net investment of approximately $414,000, was terminated by the lessee. The Company recorded a gain totaling $78,716 in connection with this early termination. The proceeds from the termination were reinvested into new leases.

MERIDIAN FINANCIAL CORPORATION
 NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3.   Loans Receivable

Loans receivable include a mortgage loan with an initial amount of $800,000. The principal balance of the mortgage loan at June 30, 1996 is $785,455. The mortgage term is 60 months with a fifteen year amortization and a final balloon payment due April 1, 2000.


4.   Bonds Payable:

At June 30, 1996, bonds payable consist of two series of bonds, bearing interest at rates of either 9% or 10%; collateralized by equipment purchased and leases originated from proceeds of the offerings, cash held in the origination account, and by debt service reserve funds held by a trustee. The two series are not cross-collateralized, but are cross-defaulted. Quarterly principal payments are required from the principal portions of the related lease payments received by the Company. Based on the leases in place as of June 30, 1996, quarterly principal payments for the next twelve months are expected to total $814,104.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

The Company's historical cash in-flows consist primarily of lease payments and net proceeds from the sale of bonds and preferred stock offerings, the most significant of which is the sale of its Five-Year Series II Bonds, an offering which expired December 31, 1995. The Company's historical cash out-flows consist primarily of investments in leases, debt service obligations, dividend payments on the Company's preferred stock, and general and administrative expenses. The profitability of the Company depends largely on the Company's ability to enter into suitable leases, to realize an adequate spread between the interest rate paid by the Company on its borrowings and the implicit interest rate charged on the leases, and to avoid defaults on the leases.

LIQUIDITY AND CAPITAL RESOURCES:

With the expiration of the Company's offering of Series II Bonds on December 31, 1995, the Company continues to explore various other sources of funding. The Company has been in discussions with numerous banking
institutions   and   other  commercial  lenders,  as  well  as  potential
individual investors and venture capital funds. The types of financing vehicles discussed include a traditional senior credit facility with one or more banks or commercial lenders, additional equity or subordinated debt, and a warehouse credit facility. All of the possible financing scenarios are intended to ultimately reduce the Company's borrowing costs, and to provide the Company with an adequate source of funding to grow the lease portfolio.

The Company has been in discussions regarding the sale of existing or future lease transactions to financing sources, which would generate immediate income recognition to the Company. As a result of these discussions, during the quarter ended June 30, 1996, the Company sold its first block of lease portfolio to a third party financing source. Total proceeds to the Company were $816,000, generating a gain from brokerage activity of $133,000. In addition to generating current income recognition, this method of financing transactions also allows the Company to consider deals which it previously might have rejected, such as deals too large that would cause a concentration issue or deals with smaller interest spreads. It is the Company's intention to continue the sale of future lease portfolio to third parties as part of the Company's overall financial plan.

In addition, on July 1, 1996, the Company entered into an agreement with a bank for a $1 million warehouse line of credit. The Company intends to use this warehouse line to fund new lease transactions on an interim basis prior to selling the leases to other financing sources or keeping the leases for its own portfolio. The warehouse line will be implemented once the funds from the Company's origination have been fully invested.

As of June 30, 1996, the Company has approximately $1.0 million remaining in its origination account which is available for investment in new leasing transactions.

Management believes that its overall sources of liquidity will continue to be sufficient to satisfy the foreseeable financial obligations of the Company. Management of the Company knows of no material requirements for capital expenditures other than to enter into leases.

ANALYSIS OF CASH FLOWS:

Net cash flows from operating activities result primarily from net earnings or losses, adjusted for non-cash items such as depreciation and amortization of assets and from changes in working capital. The Company experienced net cash inflows from operations of $52,603 for the nine months ended June 30, 1996, compared to a net cash inflow of $29,995 for the nine months ended June 30, 1995. The improvement in cash flows from operations from period to period is due to the smaller net loss, partially offset by a paydown in accounts payable which had been increasing prior to March 31, 1996. Net earnings from operations before non-cash charges of depreciation and amortization were $231,713 compared with $42,209 in the 1995 period. The 1996 period includes a gain from brokerage activity of $132,613. Both reporting periods include gains from the early termination of leases totaling $43,344 and $78,716 in the 1996 and 1995 periods, respectively. Excluding these gains, net earnings from operations before non-cash charges improved in the 1996 period over the comparable 1995 period by approximately $92,000.

Net cash flows used in investing activities consist primarily of investments in leases and a mortgage loan, which is the Company's primary requirement for cash, and principal payments received from lessees, which is one of the Company's principal sources of cash. During the nine months ended June 30, 1996, the Company invested $2,583,600 in eighteen leases, compared to $2,442,340 in sixteen leases for the same period in 1995. Principal payments received on leases and loans receivable totaled $2,081,936 for the nine months ended June 30, 1996 compared to $814,893 for the same period in 1995. Principal payments received include approximately $754,000 and $414,000 from the early terminations of leases in the 1996 and 1995 reporting period, respectively, and $816,000 from brokerage activity in the 1996 reporting period. Excluding the effects from these early terminations, principal payments received have increased approximately $111,000 from period to period, reflecting the increasing size of the finance receivable portfolio. Investments in leases and principal payments received on leases and the mortgage loan are expected to grow in future periods.

Cash inflows from financing activities have consisted of proceeds from the sale of equity and debt securities. Cash outflows consist of costs incurred in the sale of the securities, principal payments on debt securities, preferred stock dividends, and amounts deposited in the debt service reserve and origination accounts. During the nine months ended June 30, 1996, the Company sold $1,375,000 of bonds, all of which occurred prior to the expiration of the offering on December 31, 1995. During the nine months ended June 30, 1995, the Company collected subscriptions receivable relating to its Series B Preferred Stock and warrants totaling $1,427,060 and sold $2,517,000 of bonds. Principal payments on bonds were $631,063 in the 1996 period compared to $368,042 for the 1995 period, reflecting the growth in the related lease portfolio. Management anticipates that the Company's primary cash inflows from financing activities in the future will be from borrowing arrangements other than the sale of bonds, and that the amount of borrowings will continue to grow as the Company's growth in leasing transactions continues. As previously indicated, however, the Company is still exploring alternatives with respect to these anticipated borrowing arrangements.

Subsequent to June 30, 1996, a lessee was placed in default of its lease agreement. The Company's net investment is approximately $350,000. The Company is currently in discussions with the lessee, the franchisor and the landlord to resolve this default. Management estimates that the Company will fully recover its investment.

RESULTS OF OPERATIONS:

For the nine months ended June 30, 1996, the Company reflected an operating loss, before preferred dividend requirements, of $12,284 compared to a loss for the same period in 1995 of $116,791. Preferred dividend requirements totaled $120,000 in each reporting period. Included in operating earnings for the 1996 and 1995 reporting periods are gains of $43,344 and $78,716, respectively, from the early termination of leases, as well as a gain of $132,613 on brokerage activity in the 1996 reporting period . For the three months ended June 30, 1996, the Company reflected operating income, before preferred dividend requirements, of $75,259, compared to an operating loss of

$83,413 in the corresponding 1995 period. Preferred dividend requirements totaled $40,000 in each reporting period.

Interest income from leases, loans receivable and invested funds for the nine months ended June 30, 1996 was $853,774 and interest expense was $678,824 in the same period, or a net interest spread of $174,950, compared to a net interest spread of $147,550 in the comparable period in 1995. The Company considers the gains from brokerage activity and early terminations to be a component of its income from leases. Including these gains, the interest spread for the 1996 period increases to $350,907, compared to $226,266 in the 1995 period. In future periods, management expects the interest spread to increase as the Company continues to invest in new leases, reduce its cash held in the origination account and its cash and short-term investments, and initiate new funding arrangements which will lower the Company's overall cost of funds.

Other general and administrative expenses increased approximately $49,000 during the nine months ended June 30, 1996 compared to the same period in 1995. For the three months ended June 30, 1996, these expenses decreased approximately $35,000 compared to the same period in 1995. These changes are in line with management's expectation and reflect lease origination activity and the increased level of lease portfolio. In addition, the Company has increased its marketing efforts. However, with its management team and systems in place, general and administrative costs going forward should be relatively fixed, with the exception of a limited number of personnel additions required by anticipated growth in the Company's lease portfolio. Therefore, interest earned on leases is expected to grow at a faster pace than the related general and administrative expenses.

The Company's cost of funds and implicit lease rates react over varying periods of time to movements in interest rates generally. A change in the interest rate environment will not have any direct impact on leases booked to date, as the spreads (i.e. the difference between the implicit rates on the leases and the Company's cost of funds) on leases booked to date are fixed throughout the lease term. On a prospective basis, the Company will continue to monitor its cost of funds and evaluate its implicit lease rates based on factors such as the availability of funds at certain rates, the suitability of the lessee and the long-term trend in interest rates.

The Company's primary focus involves the leasing of complete packages of restaurant equipment for restaurant franchises. While competition within the restaurant industry is high, the industry itself is thriving. The percentage of the total food-dollar spent on food prepared outside the home has been increasing. The Company expects this trend to continue, and anticipates that, as the number of restaurants increases, the Company should have a growing source of potential lessees.

Inflation has not had a material effect on the Company's operations.

FORWARD-LOOKING STATEMENTS

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including changes in interest rates; competitive or regulatory changes that affect the cost of or demand for the Company's lease product; and the availability of funds or third-party financing sources to purchase equipment and enter into new leases.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on June 18, 1996. During the meeting, common shareholders and Series B preferred shareholders voted on the election of directors. All of the nominees to serve as members of the Board of Directors were reelected as directors. The following identifies each nominee by name and tabulates the votes case in his election:

DIRECTORS ELECTED BY COMMON SHAREHOLDERS                  VOTES CAST FOR

Michael F. McCoy                                                775
J. Phillip Beatty                                               775

DIRECTOR ELECTED BY SERIES B PREFERRED SHAREHOLDERS       VOTES CAST FOR

Curtis Miller                                                 1,500

No other matters were voted on during the meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibits listed on the Index to Exhibits appearing on page 13 are filed herewith.

          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                               SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              MERIDIAN FINANCIAL CORPORATION




                              By:  /s/ Michael F. McCoy
                                        Michael F. McCoy
                                        President


                              By:  /s/ Gerald W. Gerichs
                                        Gerald W. Gerichs
                                        Vice President, Secretary
                                          and Treasurer
                                        (Principal Financial
                                          Officer)


Date:  August 8, 1996

                        INDEX TO EXHIBITS
                                                                      Page No.
                                                                        In
Exhibit                                                                 this
No.                 Description                                        Filing

3-A   (1)   Articles of Incorporation of Registrant, as amended to date
3-B   (1)   By-Laws of Registrant, as amended to date
4-A   (1)   Specimen of Five-Year Series II Bond
4-B   (1)   Indenture of Trust, dated as of December 15, 1993, between
            Registrant and Texas Commerce Bank National Association, as
            Trustee
4-C   (2)   First Supplemental Indenture, dated as of February 15, 1994, between Registrant and Texas Commerce Bank National Association,
            as Trustee
4-D   (2)   Specimen of Five-Year Series I Bond
11    (3)   Statement re:  Computation of Per Share Earnings (Loss)
27    (3)   Financial Data Schedule

(1) The copy of this exhibit is incorporated by reference to the exhibit with the same number filed as part of the Registrant's Registration Statement on Form SB-2 (File #33-75594C).
(2) The copy of this exhibit is incorporated by reference to the exhibit with the same number filed as part of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1994.
(3)  Filed with this report on Form 10-QSB.