Form 10KSB
period 1996-09-30
MERIDIAN FINANCIAL CORP
filed 1997-01-13
CIK 917214

FORM 10-KSB
U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
20549
ANNUAL REPORT
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended September 30, 1996
 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Transition Period from __________ to __________
Commission file number        33-75594
MERIDIAN FINANCIAL CORPORATION
(Name of small business issuer in its charter)
  Indiana                               35-1894846
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

8250 Haverstick Road, Suite 110         46240-2401
Indianapolis, Indiana                   (Zip Code)

(Address of principal executive
offices)

(317) 722-2000
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Not applicable.

Issuer's revenues for the fiscal year ended September 30, 1996:  $1,334,989

Aggregate market value of the voting stock held by non-affiliates: The voting stock of the Company is closely held and there is no market for it.

Number of common shares, without par value, outstanding at December 20, 1996: 1,000

DOCUMENTS INCORPORATED BY REFERENCE:
NONE
Transitional Small Business Disclosure
Format: Yes [  ]  No [X]

MERIDIAN FINANCIAL CORPORATION Indianapolis, Indiana Annual Report to Securities and Exchange Commission September 30, 1996
PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

General

Meridian Financial Corporation (the "Company") is an Indiana corporation organized in 1993 to engage primarily in the business of commercial equipment leasing. The Company's primary niche is the leasing of restaurant equipment to franchisees of national restaurant chains under full-payout, triple-net leases. As of September 30, 1996, the Company's total finance receivables were approximately $6.2 million.

To date, the Company has funded its purchases of equipment primarily through a private placement of five-year bonds, a public offering of five-year bonds, and private placements of common and preferred stock. During 1994 and 1995, the Company issued and sold approximately
$7.8 million aggregate principal amount of bonds under an indenture of trust, the net proceeds of which were used to fund equipment leases. The Company's payment obligations on the bonds are secured by security interests in the equipment acquired with the proceeds, collateral assignments of the related leases, and a debt service reserve fund on deposit with the trustee. Also during 1994, the Company realized net proceeds of approximately $1.4 million from the issuance of preferred stock together with warrants to purchase common stock. These proceeds were used to fund equipment leases and a mortgage loan and for general corporate purposes.

During the year ended September 30, 1996, the Company entered into an agreement to sell leases to a third party from time to time on a non-recourse basis. This brokerage activity allows the Company to recognize immediate income on brokered transactions and reinvest the proceeds into new leases. In addition, the Company has entered into an agreement with a bank for a warehouse line of credit to fund new transactions on an interim basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

The Company currently has five full-time employees. The Company's executive offices are located at 8250 Haverstick Road, Suite 110, Indianapolis, Indiana 46240-2401, and its telephone number is (317) 722-2000.

Marketing

The marketing of the Company's leasing product is accomplished through a variety of methods including franchisor referrals, equipment leasing brokers, restaurant equipment dealer referrals and referrals from other leasing companies across the country. Management of the Company also attends food industry trade shows and conventions, providing the Company with high visibility in the industry.

The Company's target market is seasoned, multi-site, national franchise restaurant operators who are adding locations under a franchise agreement with a Company-approved franchisor group. These franchisees typically require leases in the $100,000 to $250,000 range. Substantially all of the Company's equipment leases are for a 60 month term. These qualified franchisees are most likely seasoned operators who have outgrown their local banks' credit ceilings, geographic boundaries or willingness to fund newer, unfamiliar (from the bank's perspective) franchise concepts. From a geographic standpoint, the Company's market is national.

The Company also has opportunities to review equipment financing transactions which are outside of the Company's target market, and which principally arise through referrals. These nonrestaurant deals are considered by management on a case-by-case basis.

Leasing Activities

As of September 30, 1996, the Company had entered into or purchased the following leases:

    Type  of         Cost of             Type of Restaurant         Date       Term of
    Equipment        Equipment            or Other Business         of Lease   Lease
    Restaurant     $   123,871   Great Steak and Fry(1)            12/30/93    60 mos.
    Restaurant         100,000   Great Steak and Potato(1)         01/06/94    60 mos.
    Restaurant          31,666   Great Steak and Potato(1)         01/06/94    60 mos.
    Restaurant         132,610   Flamers Charbroiled Hamburgers(1) 02/08/94    60 mos.
    Restaurant          57,000   Perkins Family Restaurants(1)     03/30/94    60 mos.
    Restaurant         440,248   Boston Chicken(2)                 05/05/94    60 mos.
    Restaurant         147,500   Flamers Charbroiled Hamburgers(1) 06/24/94    60 mos.
    Water Slide        300,000   Old Indiana Family Fun Park(1)    07/08/94    60 mos.
    Restaurant         256,234   Delancey Street Deli(1)           08/31/94    52 mos.
    Restaurant          36,764   Delancey Street Deli              08/31/94    60 mos.
    Restaurant         388,794   Pretzel Time(1)                   09/07/94    36 mos.
    Restaurant         149,000   Applebee's Neighborhood Grill(2)  10/15/94    23 mos.
    Restaurant          65,000   Great Steak and Fry(1)            10/19/94    60 mos.
    Restaurant         114,445   Great Steak and Potato(1)         10/24/94    60 mos.
    Restaurant         118,771   Great Steak and Fry(1)            11/04/94    60 mos.
    Restaurant          68,503   Delancey Street Deli              11/21/94    60 mos.
    Restaurant         197,665   Krystal(2)                        11/28/94    60 mos.
    Restaurant         318,000   Great Steak and Fry(1)            02/15/95    60 mos.
   Agricultural        557,000   Agricultural business(1)          03/24/95    48 mos.
    Restaurant          78,323   Applebee's Neighborhood Grill(3)  03/29/95     9 mos.
    Restaurant          90,647   Applebee's Neighborhood Grill(3)  03/29/95    11 mos.
    Restaurant          89,186   Applebee's Neighborhood Grill(3)  03/29/95    13 mos.
   Auto Repair          35,724   T & K Front Wheel Drive(1)        03/29/95    23 mos.
    Office              33,392   Dependable Affordable(1)          03/29/95    36 mos.
    Water Park         800,000   Old Indiana Family Fun Park(4)    04/01/95    60 mos.
    Restaurant          58,341   Great Steak and Fry(1)            06/07/95    60 mos.
    Restaurant          84,884   Applebee's Neighborhood Grill(3)  07/20/95    11 mos.
    Restaurant          96,313   Applebee's Neighborhood Grill(3)  07/20/95    13 mos.
    Restaurant          55,879   Perkins Family Restaurants(1)     07/20/95    24 mos.
    Food Storage        82,714   50 Below(1)                       07/26/95    60 mos.
    Convenience Store  164,515   Marathon Convenience Store(1)     07/31/95    60 mos.
    Restaurant         223,541   Papa John's(2)                    08/29/95    60 mos.
    Convenience Store   23,905   Marathon Convenience Store(1)     09/12/95    60 mos.
    Food Storage        86,229   50 Below(1)                       09/29/95    60 mos.
    Restaurant         110,690   Great Steak and Fry(1)            08/24/95    60 mos.
    Restaurant          20,000   Great Steak and Fry(1)            10/06/95    60 mos.
    Restaurant          52,295   Great Steak and Fry(1)            10/13/95    60 mos.
    Restaurant         500,000   Burger King(5)                    12/14/95    60 mos.
    Restaurant         330,135   TGI Friday's(1)                   12/14/95    60 mos.
    Food Storage        35,372   50 Below(1)                       12/21/95    60 mos.
    Restaurant         100,000   Papa John's(2)                    12/13/95    60 mos.
    Restaurant         100,000   Papa John's(2)                    12/13/95    60 mos.
    Restaurant         188,243   Taco Bell(5)                      12/15/95    60 mos.
    Restaurant         100,000   Chuck E. Cheese's(1)              01/31/96    60 mos.
    Restaurant         241,154   Damon's Ribs(1)                   03/26/96    60 mos.
    Restaurant         200,000   Italian Oven(5)                   03/29/96    60 mos.
    Restaurant          68,900   Papa John's(1)                    06/03/96    60 mos.
    Restaurant         160,000   Chuck E. Cheese's(1)              06/04/96    60 mos.
    Restaurant         109,000   Chuck E. Cheese's(5)              06/04/96    60 mos.
    Restaurant         191,536   Italian Oven(5)                   06/23/96    60 mos.
    Restaurant          15,915   Great Steak and Fry(1)            07/12/96    60 mos.
    Restaurant         100,000   Chuck E. Cheese's(1)              07/01/96    60 mos.
    Restaurant         145,600   Hooters(1)                        07/23/96    60 mos.
    Restaurant          54,472   Papa John's(1)                    07/31/96    60 mos.
    Restaurant         238,413   Checkers(1)                       07/31/96    60 mos.
    Restaurant         272,386   Checkers(1)                       07/31/96    60 mos.
    Restaurant         119,219   Checkers(1)                       07/31/96    60 mos.
    Restaurant          31,108   Delancey Street Deli              07/31/96    60 mos.
    Restaurant         250,761   Great Steak and Fry(1)            07/31/96    60 mos.
    Restaurant         199,500   Great Steak and Fry(1)            07/31/96    60 mos.
    Restaurant         150,000   Great Steak and Fry(1)            07/31/96    60 mos.
    Restaurant          41,028   Great Steak and Fry(1)            07/31/96    60 mos.
    Restaurant          75,514   Italian Oven(5)                   08/02/96    60 mos.
    Restaurant          33,130   Papa John's(1)                    09/16/96    60 mos.
    Restaurant         113,400   Krystal's                         09/30/96           60 mos.

<F1>(1)  These  leases  are  pledged   as   collateral  for  the  Company's
outstanding bonds.
<F2>(2)  These  leases  were  prepaid and the Company  has  reinvested  the proceeds into other leases.
<F3>(3)  These  were purchased leases  which  have  matured.  <F4>(4)  This equipment financing transaction is structured as a mortgage loan because the Company took substantial additional collateral in the form of real estate. The mortgage term is 60 months, with a fifteen year amortization and a final balloon payment due April 1, 2000.
<F5>(5) These leases were subsequently sold to a third party  on  a non-
recourse basis.

Equipment

The Company focuses on purchasing and leasing complete packages of restaurant equipment for national restaurant franchises, including freezers, refrigerators, grills, broilers, fryers, signs, exterior lighting, point-of-sale registers, seating units and other items necessary for the operation of a restaurant. However, the Company may purchase and lease a wide variety of other types of equipment where, in the opinion of management, the nature of the opportunity and the creditworthiness of the potential lessee warrant.

Purchases of equipment may be made directly from manufacturers, from dealers, from independent third parties, or from existing users subject to saleleasebacks. In most cases, management of the Company does not obtain appraisals or other indications of fair value of the equipment acquired because all equipment is acquired subject to full-payout leases, and because most of the equipment is new and is purchased from vendors specified by the franchisor.

Leases

Although certain minimum requirements must be met for each lease, the terms and conditions of the leases are determined by negotiation between the Company and the lessee and may vary from lease to lease. Substantially all of the Company's current leases have a fixed base lease rate, and it is anticipated that future leases generally will also have a fixed base lease rate. Some future leases may provide for percentage rentals subject to a specified guaranteed minimum. All of the Company's leases are full-payout, non-cancelable leases, and most have non-renewable five-year terms. At the termination of each lease, the lessee is required to purchase the equipment subject to the lease for an amount agreed upon by the Company and the lessee. Each of the Company's present leases is a triple-net lease, which requires the lessee to repair and maintain the equipment, pay all taxes relating to the lease and the lessee's use of the equipment, and bear the entire risk of the equipment being lost, damaged, destroyed or rendered unfit or unavailable for use. Historically the Company has retained and serviced all of its leases, except for those sold to a third party on a non-recourse basis, and it reserves the right to sell its interest in other leases and the underlying equipment.

Credit Criteria

The Company bases its credit decisions upon the ability of the potential lessees to make payments under the leases. Accordingly, the Company conducts a detailed credit review of potential lessees. Except to the extent discussed below, the Company has established and uses the following standards and procedures:

(a) Historical debt service from operations of at least 1.5 to 1 or pro forma debt service coverage of at least 2.0 to 1, both tests inclusive of payments under the proposed lease. If only one of these tests is met, additional collateral of a value at least equal to the equipment cost is required.
If neither test is met, additional collateral of a value in excess of twice the equipment cost is required. Additional collateral may be in the form of additional guarantees, supporting letters of credit, vendor guarantees, pledges of other assets or combinations thereof.
(b)  The  franchisor must be a national chain of at least 100 stores.   The
lessee must currently be a multi-site operator and must have 2 or more years in business. Significant additional experience in the food industry is also required.
(c) At least three years of income statements and tax returns are evaluated.
(d) Personal credit checks from commercial credit bureaus unless the lessee's financial strength based upon published information is compelling enough to waive this requirement.
(e)  Satisfactory banking checks and verifications.
(f)  No single lessee may exceed $1.5 million.

The Company may, in its discretion, make exceptions to the standards above if, in the Company's opinion, the overall creditworthiness of the potential lessee warrants special consideration. Similar investigation and evaluation are performed with respect to any guarantors of the lessees' obligation under the leases.

One of the Company's keys to successful credit underwriting is that prior to approval of each lease, a senior member of the management team visits the
franchise    location,    inspects    operations   and    interviews    the
management/ownership of   the  franchise.  The  Company  utilizes   an
internally   developed, comprehensive "Franchisee  Site  Visit  Checklist"
which focuses on the key operational issues confronting restaurant franchisees. This site visitation is performed only after an initial review of the lessee's financial and credit information, including a "Lessee Profile" which includes all of the relevant business information concerning the potential lessee.

The Company focuses its leasing efforts on the franchise restaurant industry partly because national franchisors generally monitor their franchisees on a regular basis and insist that the franchisees stay current in their obligations to creditors. In the event of a default, franchisors can intervene to assist in curing the default in order to protect the value of the franchise.

As of December 16, 1996, the Company had declared only two lessees in the franchise restaurant industry to be in default under their leases. One of those defaults was resolved without loss to the Company and the other is still in process. In addition, at such date, two lessees outside the restaurant industry had been declared to be in default. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Risk."

Competition

The equipment leasing industry is highly competitive, and the Company faces competition from various sources. There are numerous other potential competitors seeking to purchase and lease equipment, many of which have greater financial resources than the Company and/or more experience than management of the Company. The Company competes in the leasing marketplace
with various entities,   including   equipment   dealers,  brokers,  leasing
companies, financial institutions and manufacturers or their affiliates. In addition to attractive financial terms, manufacturers may also provide certain ancillary services which the Company cannot offer directly, such as maintenance services (including possible equipment substitution rights), warranty services, purchase rights and trade-in privileges. The Company identifies potential lessees by a number of means. Management of the Company has relationships with various restaurant franchisors and other potential sources of business. Because the Company's business is concentrated in the restaurant industry, the Company receives referrals from other leasing companies that do not serve the restaurant industry.

ITEM 2.  DESCRIPTION OF PROPERTY

Due to the nature of the Company's business, its investment in tangible property, other than equipment subject to leases, is not significant in relation to its total assets. The Company leases its executive offices.

ITEM 3.  LEGAL PROCEEDINGS.

In December, 1996, the Company filed a complaint in the Superior Court of Boone County, Indiana, against Old Indiana Limited Liability Company and certain other parties as a result of defaults by Old Indiana under the equipment lease and mortgage loan made by the Company to Old Indiana. The complaint seeks a money judgment against Old Indiana for all amounts due and payable to the Company under the lease and mortgage loan, together with attorneys fees, prejudgment interest and costs of the action. The complaint also requests the court to enter a judgment to foreclose the Company's security interests and mortgage lien on Old Indiana's assets and to approve the disposition of those assets for the purpose of satisfying the money judgment that is being sought. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Risk."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter of the 1996 fiscal year.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no public trading market for the Company's common shares. As of December 20, 1996, there were 12 holders of record of the common shares.
No cash dividends were declared or paid on the common shares in fiscal 1995 and 1996.

The terms of the Company's Series A and Series B Preferred Stocks provide that no dividends (other than dividends paid in common shares) may be paid or declared and set aside for payment or other distribution upon the common shares unless full cumulative dividends on the Series A or the Series B Preferred Stocks, as the case may be, have been paid. In addition, the terms of an agreement between the Company and a holder of shares of Series B Preferred Stock prohibit, without such shareholder's prior written consent, payment of any dividend on common shares at any time prior to the exercise of a warrant to purchase common shares held by such shareholder. The Company's Articles of Incorporation and the Indiana Business Corporation Law further provide that no dividend or other distribution may be made upon any shares if, after giving it effect, the Company would be unable to pay its debts as they become due in the usual course of business or the Company's total assets would be less than its total liabilities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's current cash in-flows consist primarily of the receipt of lease payments from lessees. The Company's current cash out-flows consist primarily of investments in leases, debt service obligations, dividend payments on the Company's preferred stock, and general and administrative expenses. The profitability of the Company depends largely on the Company's ability to enter into suitable leases, to realize an adequate spread between the interest rate paid by the Company on its borrowings and the implicit interest rate charged on the leases, and to avoid defaults by the lessees.

Liquidity and Capital Resources

As of September 30, 1996, the Company had completed two private equity offerings, one private debt offering and one public debt offering. All of the offerings initiated by the Company have been part of a detailed financial plan devised by the Company to provide funds for investment in leasing or lending transactions and for working capital while maintaining a proper debt to equity ratio. As of September 30, 1996, the Company's debt to equity ratio was 6.9 to 1, which is slightly higher than the industry average for independent financial services companies of approximately 6.6 to 1, according to the 1995 Survey of Industry Activity & Business Operations conducted by the Equipment Leasing Association.

With the expiration of the Company's  public  offering of bonds on December
31, 1995, the Company has continued to explore various other sources of funding. The Company has been in discussions with numerous banking institutions and other commercial lenders, as well as potential individual investors and venture capital funds. The types of financing vehicles being discussed include a traditional senior credit facility with one or more banks or commercial lenders, additional equity and/or subordinated debt, and a warehouse credit facility. All of the possible financing scenarios would be intended to ultimately reduce the Company's borrowings costs, and to provide the Company with an adequate source of funding to grow the lease portfolio.

In addition to the discussions above regarding additional financing vehicles being pursued, the Company entered into an agreement on September 18, 1996 to sell leases to a third party from time to time on a non-recourse basis. In addition to generating current income recognition, this method of financing transactions also allows the Company to consider deals which it
previously might   have  rejected,  such  as  deals  too  large  that  would
cause a concentration issue or deals with smaller interest spreads. For the year ended September 30, 1996, the Company sold two separate blocks of portfolio to this third party, generating gross proceeds of $1,405,000 and income from this brokerage activity totaling $149,144. It is the Company's intention to continue the sale of future lease portfolio to third parties as part of the Company's overall financial plan.

On July 1, 1996, the Company entered into an agreement with a bank for a $1
million  warehouse  line  of credit.   The  Company  intends  to  use  this
warehouse line to fund new lease transactions on an interim basis prior to selling the leases to other financing sources or keeping the leases for its own portfolio. As of September 30, 1996, the Company had not commenced borrowing on this credit line.

Management believes that its overall sources of liquidity will continue to be sufficient to satisfy the foreseeable financial obligations of the Company. Management of the Company knows of no material requirements for capital expenditures other than to enter into leases.

Analysis of Cash Flows

Net cash flows from operating activities result primarily from net earnings or losses, adjusted for noncash items such as depreciation and amortization of
assets and from changes in working capital.   For  the year ended September
30, 1996, the net cash inflow from operations was $41,645, compared with $2,812 of net cash inflow from operations for the prior year. The most significant contributor to operating cash flow are the net earnings before noncash charges for depreciation and amortization. Net earnings before non cash charges improved from a net outflow of $12,842 in 1995 to an inflow of $282,668 in
1996.   This  improvement  in  income  before  non-cash  charges,  totaling
$295,510 from year to year, was positively impacted by gains from brokerage activity and early terminations of leases totaling $192,488 for 1996 compared with $78,716 for 1995. Brokerage activity was begun in fiscal 1996 and included the investment of $1,256,000 into eight leases held for sale and the receipt of $1,405,000 in proceeds from sales of the leases.

Net  cash   flows   used  in  investing  activities  consist  primarily  of
investments in leases  and  a  mortgage   loan,  which  represent  the
Company's primary requirement for cash, and principal payments received on its finance receivables, which is currently the Company's principal source of cash. During the year ended September 30, 1996, the Company invested $2,796,043 in twenty-four leases, compared to $3,322,060 in nineteen leases and $935,000 in loans receivable for fiscal 1995. Principal payments received on leases and loans receivable totaled $1,550,935 for fiscal 1996 compared to $983,766 for fiscal 1995. Principal payments received in fiscal 1996 include approximately $754,000 from the early termination of leases, compared to $414,000 during 1995. Investments in leases and principal payments received on leases and the mortgage loan are expected to continue to grow in future periods.

Cash inflows from financing  activities have consisted of proceeds from the sale of equity and debt securities. Cash outflows consist of costs incurred in the sale of the securities, principal payments on debt securities, preferred stock dividends, and amounts deposited in the debt service reserves and the origination accounts. During the year ended September 30, 1996, the Company sold $1,375,000 of bonds, compared to $3,392,000 during 1995. This decrease during 1996 was due to the termination of the bond offering on December 31, 1995. Principal payments on bonds payable increased during 1996 to $831,381 from $519,988 during 1995, reflecting the increase in principal payments
received  on direct financing leases from year to year.   During  the  year
ended September 30, 1995, the Company collected subscriptions receivable relating to its Series B Preferred Stock and warrants totaling $1,500,000 ($1,427,060 net of a finder's fee and offering expenses). Management anticipates that the Company's primary cash inflows from financing activities in the future will be from borrowing arrangements other than the sale of bonds, and that the amount of borrowings will continue to grow as the Company's growth in leasing transactions continues.

Results of Operations

For the year ended September 30, 1996, the Company incurred an operating loss, before preferred dividend requirements, of $44,533 compared to a loss for the same period in 1995 of $242,938. These operating losses have narrowed each year as the Company has continued to experience growth in its lease portfolio. Preferred dividend requirements totaled $160,000 in fiscal 1996 and 1995. Included in operating earnings for fiscal 1996 are gains of $192,488 from brokerage activity and the early termination of leases, compared to $78,716 in gains during fiscal 1995.

Interest income from finance receivables and invested funds for the year ended September 30, 1996 was $1,142,501 and interest expense was $898,764 in the same period, or a net interest spread of $243,737, compared to a net interest spread of $232,953 in fiscal 1995. The Company considers the gains from brokerage activity and early terminations to be a component of its income from leases. Including these gains, the interest spread for fiscal 1996
increases to $436,225,  compared  to  $311,669  for  fiscal 1995.   In
future periods, management expects the interest spread to increase as the Company continues to invest in new leases, and initiates new funding arrangements which will lower the Company's overall cost of funds.

Legal  and professional expenses decreased approximately  $78,000  for  the year ended September 30, 1996 compared to fiscal 1995. As discussed in liquidity
and capital   resources,  the  Company  has  been  pursuing  other  sources  of financing. During fiscal 1995, the Company incurred legal and accounting costs totaling approximately $60,000 in connection with these activities.

Other general and administrative expenses increased approximately $4,000 for the year ended September 30, 1996 compared to fiscal 1995. This small increase in expenses reflects the relative fixed nature of the Company's general and administrative expenses. With its management team and systems in place, general and administrative costs going forward should continue to be relatively fixed, with the exception of a limited number of personnel additions required by growth in the Company's lease portfolio. Therefore, the interest spread on finance receivables is expected to grow at a much faster pace than the related general and administrative expenses.

Impact of Interest Rate Changes and the Restaurant Industry

The overall strength of the U.S. Economy and the general interest rate environment have remained relatively stable during the past few years. To date the Company has funded its fixed rate leases with fixed rate debt, with similar duration, thereby avoiding any interest rate risk. While a dramatic rise in future interest rates would not have a direct impact on leases booked
to date, it may have an impact on the industry's  growth  rate.   A  rising
interest rate environment may also impact the Company's future gains on brokerage activities. As the Company continues to discuss other funding
arrangements with third parties,   it   is  management's  intention  to
structure  future  funding arrangements so as to minimize interest rate risk.

The Company's primary focus involves the leasing of complete packages of restaurant equipment for restaurant franchises. The franchise restaurant industry has experienced rapid growth as the number of franchise concepts and units continues to grow. As large metropolitan areas in some geographic areas begin to reach saturation points from the standpoint of restaurant locations, the Company is seeing more prospective deals in more rural locations, which would tend to be the smaller type franchisee that the Company targets. In addition, the Company is seeing some consolidation in the marketplace as franchisees purchase other franchisees' operations. While these types of transactions are generally larger in size than the Company's typical lease deal, the Company expects this consolidation to present opportunities to utilize the Company's third party brokerage source.

Inflation has not had a material effect on the Company's operations.

Credit Risk

Since inception of the Company through September 30, 1996, the Company had declared only three lessees to be in default under their leases. The first two defaults have been resolved and payments remain current. The third default is currently being addressed. Management expects the Company to recover in full its net investment in the lease and, therefore, no loss has been reflected in the Company's financial statements.

In addition, subsequent to September 30, 1996, the Company declared the mortgage loan and a lease with the same entity, and one other lease to be
in default  of  its  terms.   In  addition,  one  lease  is  not performing in
accordance with  its  contractual  terms.   The  Company's  net investment
balance at September 30, 1996 in these assets which are not performing in accordance with their contractual terms is approximately $2,161,000. Management of the Company has reviewed its collateral position on these credits and have consulted with legal counsel. Based on this review and consultation, management believes that the Company is adequately secured and will recover all amounts presently owed, including interest for the default period, selling costs and legal and professional fees. Accordingly, no loss has been reflected in the Company's financial statements. Management of the Company is actively pursuing the resolution of these finance receivables, and expects during the first quarter of calendar 1997 that all of the non-performing leases and loan will either be repaid or brought current in accordance with their contractual provisions. Additionally, management has assessed its cash position if these non-performing leases and loan are not resolved within planned time frames. The results of this analysis
demonstrate  that  the  Company's  ability   to   meet  its obligations is
not significantly affected by a more lengthy resolution time frame, should it be necessary.

The evaluation of a potential lessee's credit is an important part of the Company's underwriting procedures, but it is not the only variable. The Company looks at operations experience, collateral, the strength of personal guarantees and operating efficiency. By carefully analyzing each component, management can structure transactions which will attempt to strengthen the overall financing, (by obtaining substantial other collateral, for example) and thus attempt to lower the credit risk inherent in each financing. Therefore, if a lessee were to experience difficulty in meeting its payment obligations in the future, the Company can be in a position to minimize its exposure to losses.

Forward-looking Statements

The statements contained in this filing on Form 10-KSB that are not historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including changes in interest rates and spending on food prepared outside the home; competitive or regulatory changes that affect the cost of or demand for the Company's lease product; and the availability of funds or third-party financing sources to allow the Company to purchase equipment and enter into new leases. The
Company's future results also could be adversely affected if it is unable to resolve the current defaults in its portfolio without significant loss.

ITEM     7. FINANCIAL STATEMENTS.

The financial data required by this Item are set forth in the Company's financial statements contained in this report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed a Form 8-K dated October 25, 1996, indicating a change in their certifying accountant from Arthur Andersen LLP to Crowe Chizek and Company LLP. There have been no disagreements with either of the Company's independent accountants on accounting or financial disclosures.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Board of Directors of the Company consists of Michael F. McCoy, J. Phillip Beatty and Curtis Miller. Mr. McCoy serves as Chairman of the Board and President; neither Mr. Beatty nor Mr. Miller is an officer of the Company. William L. Wildman serves as Vice President of the Company and Gerald W. Gerichs serves as Vice President, Secretary and Treasurer of the Company.
The Company has no other officers. Directors are elected for a term of one year and until their successors are elected and have qualified. The holders of the
Series B Preferred Stock have the right to elect one  Director.   The other
two Directors are elected by the holders of the Company's Common Stock. There is no family relationship between any of the Directors or officers of the Company.

The following are brief biographies of the Directors and officers of the
Company:

Michael  F.  McCoy.   Mr.  McCoy was President, Treasurer and a Director of
United Capital Leasing Corporation, a company engaged in commercial equipment leasing ("UCL"), from its inception in October 1990 until October 1993. UCL specialized in restaurant equipment leasing and maintained and serviced its own portfolio. From April 1978 to March
1991, Mr. McCoy  was  Vice  President  of Keystone Leasing Corporation, a
company   engaged  in  the  equipment  leasing  business ("Keystone").
During this period of time, Keystone originated numerous lease transactions
for equipment  used  in  restaurant,   industrial,   office  and  manufacturing
industries. Substantially all of the leases arranged by Keystone were brokered for the accounts of other institutions and were full-payout, triple-net leases with lessees similar in credit experience to those targeted by the Company.
Mr. McCoy also serves as Secretary of Meridian Hospitality Group, Inc. ("MHG"). The Company previously has entered into Leases with affiliates of MHG. During the year ended September 30, 1996, MHG sold its interests in the entities involved in these lease transactions to affiliates of Geneva Securities, Inc. See "Certain Relationships and Related Transactions." Mr. McCoy received a Bachelor of Science degree and a Master's degree in Business Administration with a concentration in finance from Indiana University. He is 52 years old. Mr. McCoy has served as a Director and officer of the Company since its inception.

J. Phillip Beatty. Mr. Beatty served first as Secretary and later as Vice President and Secretary of UCL from its inception in October 1990 to October 1993. Prior to that time, he served as Vice President and Chief Financial Officer of On-Line Plastics, Inc., a manufacturing company, where he was responsible for all financial, accounting, treasury and administrative functions, a position that he continued to hold for a period of time after joining UCL. Mr. Beatty currently is the Chief Financial Officer of Dealers Engine Sales, Inc. He is a Certified Public Accountant and a member of the Indiana CPA Society and the American Institute of Certified Public Accountants. Mr. Beatty is 49 years old. Mr. Beatty has served as a Director of the Company since its inception and, until December 1994, also served as Vice President, Secretary and Treasurer of the Company.

Curtis Miller. Mr. Miller has been the Managing Partner of Katz, Sapper & Miller, a public accounting firm, since 1978. He received a Bachelor of Science degree from Butler University with a major in accounting. Mr. Miller is a Certified Public Accountant and a member of the Indiana Association of Certified Public Accountants and the American Institute of Certified Public Accountants. He is 55 years old. Mr. Miller has served as a Director of the Company since December 1994. He was elected by the holders of the Series B Preferred Stock.

William Wildman. Mr. Wildman was self employed as a consultant in the equipment leasing business from July 1990 until December 1993. In such capacity he provided marketing and other consulting services to UCL and other firms. From 1985 until June 1990, Mr. Wildman was associated with Ag Services, Inc., a feed mill, originally as President and principal shareholder and, after the sale of the business to a third party, as an employee. Mr. Wildman is 48 years old. Mr. Wildman has served as an officer of the Company since November 1993.

Gerald  W.  Gerichs.  Mr. Gerichs was Vice President of Financial Reporting
of Southwestern Life Corporation, an insurance holding company, from April 1990 to December 1994. From July 1985 to March 1990, he was an Audit Manager
with Coopers  &  Lybrand, a public accounting  firm.   Mr.  Gerichs  received  a
Bachelor of Science degree from the University of Kentucky with a major in accounting. He is a Certified Public Accountant and a Certified Management Accountant and is a member of the Indiana CPA Society, the American Institute of Certified Public Accountants and the Institute of Management Accountants. Mr. Gerichs is 39 years old. He has served as an officer of the Company since December 1994.

Because none of the Company's securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, the reporting requirements of
Section 16(a) of such Act are not applicable.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth a summary of the compensation paid by the Company to the Company's President for services rendered in all capacities to the Company during each of the three most recent fiscal years. No other executive officer received in excess of $100,000 in salary and bonus in any of those fiscal years.

SUMMARY COMPENSATION TABLE
                                 Annual Compensation
                                                          Other Annual
Name and Principal         Year         Salary            Compensation
Position

    Michael F. McCoy,      1996              $108,000     $ 12,469 (1)
    President

                           1995              $105,000     $ 12,469 (1)

                           1994               $88,000     $ 10,166 (2)
_________________

(1) Of the amount indicated, $9,600 represents the payment of a car allowance and $2,869 represents the payment of disability insurance premiums.
(2) Of the amount indicated, $8,800 represents the payment of a car allowance and $1,366 represents the payment of disability insurance premiums.

Certain officers receive car allowances and are reimbursed for certain expenses that they incur on behalf of the Company. Although the Company pays health insurance, life insurance and disability insurance premiums for certain of its officers, there are presently no stock option, bonus, profit sharing, pension or similar employee benefit plans. The Company may adopt such plans in the future.

The Company has entered into an employment agreement with Mr. McCoy which continues through December 31, 1997. Under the terms of the agreement, Mr. McCoy receives an annual base salary of $108,000, subject to 5% minimum annual increases, plus certain other employee benefits. Upon termination, if such termination is at the request of Mr. McCoy, is due to the death or disability of Mr. McCoy, or is for cause, Mr. McCoy will be entitled to compensation through the date of termination. If the Company terminates Mr. McCoy without cause, other than in connection with a sale of the Company, he will be entitled to receive his regular base salary for a period of two years. There are currently no other employment or similar agreements between the Company and its officers.

Mr. McCoy, Mr. Beatty and Mr. Miller are the only Directors and none receives any additional compensation for services rendered as a Director.

ITEM     11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's Common stock, Series A Preferred Stock and Series B Preferred Stock as of January 6, 1997, by each person or group of persons who is known by the Company to own beneficially more than 5% of any class of the Company's voting securities, by each of the Company's Directors and executive officers who owns any such voting securities, and by all Directors and executive officers as a group. Except as otherwise noted, the persons named in the table have sole voting and investment power
with respect to all securities shown as beneficially  owned  by  them.   The
Series A Preferred Stock has no voting rights with respect to the election of the Directors of the Company.

                                                  Series A              Series B
                          Common Stock           Preferred Stock       Preferred Stock
                          Beneficial   Percent   Beneficial   Percent    Beneficial  Percent
     Name                 Ownership    Of Class  Ownership    Of Class   Ownership   of Class
Michael F. McCoy (1)          525       52.5%         70        7.0%         0          ---
J. Phillip Beatty (2)         ---       ---           30        3.0%         0          ---
Curtis Miller (3)               0       ---            0         ---     1,200 (4)      80.0%
RTM Financial Services(5)      60        6.0%        200       20.0%         0          ---
MFC Investors, LLC (6)          0       ---            0         ---     1,200          80.0%
John Weyreter (7)               0       ---            0         ---       300          20.0%
William L. Wildman (8)        235       23.5%        200       20.0%         0          ---
Gerald W. Gerichs (9)          15        1.5%         50        5.0%         0          ---
All Directors and executive
officers as a group            775       77.5%        350      35.0%      1,200 (4)     80.0%
______________

<F1>(1)   Mr.  McCoy's  address  is  8250  Haverstick  Road,   Suite   110,
Indianapolis, IN  46240-2401.
 <F2>(2)   Mr.  Beatty's  address is 3645 Developers Road, Indianapolis, IN
46227.
<F3>(3)  Mr. Miller's address is 11711 North Meridian Street, Suite 800,
Carmel, Indiana 46032.
<F4>(4)  All of such shares of Series B Preferred Stock are owned
by MFC  Investors,  LLC, a limited  liability  company.   Mr.  Miller  owns  a
percentage of the total equity interest in MFC Investors, LLC, and possesses shared  voting power and shared investment power with respect
to such shares of Series B Preferred  Stock.   None of the officers or
directors of the Company other than Mr. Miller owns any equity  interest  in  MFC Investors,
LLC.
<F5>(5) The address for RTM Financial Services is 253 Post Road West,
Westport, Connecticut  06880.
<F6>(6)  The address of MFC Investors, LLC is 11711 North Meridian  Street,
Suite 800, Carmel, Indiana 46032.
<F7>(7)    Mr.   Weyreter's  address is 1458 E. 19th  Street, Indianapolis, IN
46218
<F8>(8) Mr. Wildman's address  is  8250  Haverstick Road, Suite 110,
Indianapolis, IN 46240-2401.
<F9>(9)  Mr. Gerichs' address is 8250 Haverstick Road, Suite 110,
Indianapolis, IN  46240-2401.

Because Mr. McCoy owns more than 50% of the outstanding shares of Common Stock, he is in a position to elect a majority of the Directors and to control the affairs and management of the Company.

Under an agreement between the Company and MFC Investors, LLC, a holder of the Series B Preferred Stock, the Company is prohibited, without such holder's prior written consent, from paying dividends on its shares of Common Stock, issuing or redeeming certain types of equity securities, or selling substantially all of the Company's assets outside of the ordinary course of business (other than in conjunction with a plan of liquidation or dissolution of the Company).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended September 30, 1995, the Company purchased from United Capital Leasing Corporation ("UCL") a total of nine equipment leases (and the underlying equipment) for an aggregate purchase price of $713,000.
In October, 1995, the Company completed its final purchase of one additional equipment lease (and the underlying equipment) from UCL for a purchase price of $52,000. These leases meet the Company's credit criteria and are
otherwise   comparable,  in  the judgment  of management, to the leases the
Company enters into directly. Prior to founding the Company, Mr. McCoy was an officer and director of UCL. UCL was acquired in 1994 by affiliates of Geneva Securities, Inc., the placement agent for the Company's bonds.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:   A list of exhibits required to be filed as part  of  this
report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996. On October 25, 1996, the Company filed a Form 8-K indicating a change in its certifying accountant.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH  REPORTS  FILED  PURSUANT  TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

The Company has not sent to its security holders (i) an annual report to security holders for the fiscal year ending September 30, 1996, or (ii) a proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

MERIDIAN FINANCIAL CORPORATION
INDEX TO FINANCIAL STATEMENTS
                                                              Page
Report of Independent Public Accountants                       F-2
Balance Sheets as of September 30, 1996 and 1995               F-3
Statements of Operations for the years ended
September 30, 1996 and 1995                                    F-4
Statements  of  Shareholders' Equity for the years
ended September 30, 1996 and 1995                              F-5
Statements of Cash Flows for the years ended
September 30, 1996 and 1995                                    F-6
Notes to Financial Statements                                  F-7

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Meridian Financial Corporation
Indianapolis, Indiana

We have audited the accompanying balance sheet of Meridian Financial
Corporation  as of  September  30,  1996  and  the  related  statements  of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based
on our  audit.   The  balance  sheet  as  of  September 30, 1995  and  related statements of operations, shareholders' equity, and cash flows for the year ended September 30, 1995 were audited by other auditors whose report dated November 10, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Financial Corporation as of September 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As more fully discussed in Note 2 to the financial statements, the Company has approximately $1,000,000 outstanding to a borrower that has experienced disrupted operations and legal action. Based on the Company's collateral position and consultation with legal counsel, management has concluded that all amounts due will be collected and, therefore, no allowance for loss has been established. Management's conclusion is an estimate that is susceptible to change in the future should circumstances change or other information become available.


Crowe, Chizek and Company LLP


Indianapolis, Indiana
December 6, 1996

MERIDIAN FINANCIAL CORPORATION BALANCE SHEETS
                                                    September 30
                                               1996              1995
              ASSETS
Finance receivables, net of unearned
  finance charges:
  Net investment in direct financing leases   $ 5,425,285      $ 3,811,531
  Loans Receivable                                781,940          930,137
    Total Finance Receivables                   6,207,225        4,741,668

Cash                                              115,744          311,701
Cash held in origination account                    4,252        1,004,262
Debt service reserve funds                        156,789          128,640
Debt issue costs, net                             610,321          692,395
Other assets                                      268,483          249,639
    Total assets                              $ 7,362,814      $ 7,128,305

          LIABILITIES AND
          SHAREHOLDERS' EQUITY
Bonds Payable                                $ 6,382,117       $ 5,838,498
Accounts payable and accrued expenses             59,900           164,477
   Total liabilities                           6,442,017         6,002,975

SHAREHOLDERS' EQUITY:
 Preferred stock-
  Series A, no par value, $40 per annum
   cumulative dividend, liquidation value
   $400 per share,  1,000 shares authorized,
   issued and outstanding                        400,000           400,000
  Series B, no par value, $80 per annum
   cumulative dividend, liquidation value
   $1,000 per share, 1,500 shares authorized,
    issued and outstanding                     1,389,560         1,389,560
  Common stock, no par value, 10,000 shares
    authorized, 1,000 shares issued and
    outstanding                                   68,533            68,533
  Additional paid-in capital                      37,500            37,500
  Accumulated deficit                           (974,796)         (770,263)
     Total shareholders' equity                  920,797         1,125,330
     Total liabilities and shareholders'
      equity                                 $ 7,362,814       $ 7,128,305

The accompanying notes are in integral part of these financial statements.


MERIDIAN FINANCIAL CORPORATION
STATEMENTS OF OPERATIONS
                                          Years  Ended  September  30,
                                              1996           1995
REVENUE:
   Interest income from leases and
      mortgage loan                        $ 1,043,910  $   715,750
   Gains from brokerage activities             149,144
   Gains on early termination of leases         43,344       78,716
   Investment income and other                  98,591      100,378
              Total revenue                  1,334,989      894,844

EXPENSES:
   Interest expense                            898,764      583,175
   Legal and professional                       53,104      131,473
   Other general and administrative            427,654      423,134
              Total expenses                 1,379,522    1,137,782
NET LOSS                                       (44,533)    (242,938)
   Less - Preferred stock dividends           (160,000)    (160,000)
LOSS TO COMMON SHAREHOLDERS                $  (204,533)  $ (402,938)
LOSS PER COMMON SHARE                      $   (204.53)  $  (402.94)

The accompanying notes are an integral part of these financial statements.
F-4

MERIDIAN FINANCIAL CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years ended September 30, 1996 and 1995

                                            Preferred Stock            Additional
                                Common Stock   Series A and B          Paid-In     Accumulated
                              Shares    Amount    Shares    Amount     Capital     Deficit       Total
BALANCE, October 1, 1994     1,000     $68,533    2,500   $1,795,846   $37,500   $(367,325)    $1,534,554

  Series B Preferred Stock
   additional expenses of
   offering                                                   (6,286)                              (6,286)
  Net Loss                                                                        (242,938)      (242,938)
  Preferred Stock Dividends                                                       (160,000)      (160.000)

BALANCE, SEPTEMBER 30, 1995  1,000     68,533    2,500     1,789,560    37,500    (770,263)     1,125,330

  Net  Loss                                                                        (44,533)       (44,533)
  Preferred stock dividends                                                       (160,000)      (160,000)

BALANCE, September 30, 1996  1,000    $68,533    2,500    $1,789,560    $37,500  $(974,796)     $  920,797



The accompanying notes are an integral part of these financial statements.
F-5

MERIDIAN FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS

                                                 Years  Ended September 30,
                                                       1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(44,533)        $(242,938)
   Adjustments to reconcile net loss to net
     cash from operating activities-
       Depreciation and amortization                327,201           230,096
       Increase in other assets                    (179,829)          (95,968)
       Increase (decrease) in accounts payable
         and accrued expenses                       (61,194)          111,622
          Net cash provided by operating activities  41,645             2,812
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to direct financing leases           (2,796,043)       (3,322,060)
  Additions to loans receivable                                      (935,000)
  Principal payments received on direct financing
   leases and loans receivable                    1,550,935           983,766
  Other                                            (108,247)          (76,559)

        Net cash used in investing activities    (1,353,355)       (3,349,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                             1,427,060
  Proceeds from issuance of bonds payable          1,375,000        3,392,000
  Principal payments on bonds payable              (831,381)         (519,988)
  (Increase) decrease in cash held in debt service
    reserves and origination accounts               971,861           (16,827)
   Debt issue costs paid                           (181,344)         (512,650)
   Preferred stock dividends                       (160,000)         (160,000)
   Other                                           (58,383)           (13,000)

        Net cash provided by financing activities  1,115,753        3,596,595
NET CHANGE IN CASH                                 (195,957)          249,554
CASH, beginning of year                             311,701            62,147
CASH, end of year                                $  115,744       $   311,701
Supplemental disclosure of cash flow information:
     Cash paid for interest                      $  630,958       $   379,667
The accompanying notes are an integral part of these financial statements.
F-6

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 1996 and 1995

1.   Description of Business:

The Company was formed in August 1993 and is engaged in the commercial equipment leasing business and to date has funded its purchases of equipment primarily through the sale of debt securities. The Company has issued, from time to time, 5-year bonds, bearing a fixed rate of interest. Payment of principal and interest on the bonds is a general obligation of the Company, secured by a security interest in the equipment acquired with the proceeds of the bonds, collateral assignments of the leases related thereto and a debt service reserve fund established with respect to the bonds.

The Company may purchase  and  lease  a wide variety of types of equipment, but a substantial proportion of its leases involve restaurant equipment. The terms and conditions of the leases are determined by negotiation between the Company and the lessee and vary from lease to lease. Most of the
leases  have  a fixed base lease  rate.   Substantially  all  of  the  leases
have a nonrenewable 5-year term. At the termination of each lease, the lessee will generally be required to purchase the equipment for an
agreed  upon  amount.   Each  lease is a triple net  lease  which requires
the lessee to repair and maintain the equipment, pay all taxes relating  to the lease and the lessee's use of the equipment and bear the entire risk of the equipment being lost, damaged, destroyed or rendered unfit or
unavailable for  use.   To  date  the  Company  has  retained  and
serviced the majority of its leases.

During the year ended September 30, 1996, the Company entered into an agreement with a third party to sell leases from time to time on a non-recourse basis. This brokerage activity allows the Company to recognize immediate income on brokered transactions and reinvest the proceeds into new leases. No leases were held for sale at September 30, 1996.

2.  Use of Estimates in Preparing Financial Statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and the disclosures provided. These estimates and assumptions may change in the future and future results could differ. Estimates that are more susceptible to change in the near term include management's evaluation of the need for an allowance for lease and loan losses and the fair value of certain financial instruments.

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 1996 and 1995

At September 30, 1996, the Company had a lease and mortgage loan outstanding to Old Indiana Limited Liability Company, which owns and operates a theme park (the "park") in Thorntown, Indiana, in the total amount of
approximately $1,000,000.   During  the year, an accident  occurred  at  the
park which involved the death of one customer and the injury of another. This accident resulted in a disruption of the park's operations and the filing of legal claims against the park. Subsequent to September 30, 1996, the Company declared the park's lease and mortgage loan to be in default.
Management of the Company has reviewed its collateral position on these credits and has consulted with legal counsel and the owners of the park. Based on this review and consultation, management believes that the Company is adequately secured and will recover all amounts presently owed plus interest through the date of collection. Accordingly, management does not consider the mortgage loan to be impaired, and no allowance for loss has been established for the lease or loan. Collection is expected to occur through an orderly sale of property and collection from guarantors, if needed. Management's conclusion regarding the collectibility of these credits is based on information available at the date of preparation of these financial statements which management, in consultation with legal counsel, believes to be reliable; however, management's conclusion is an estimate that is susceptible to change in the future should circumstances change or other information become available.

3.   Summary of Significant Accounting Policies:

Revenue Recognition
     The Company's leases are all direct financing leases which provide for the recognition of financing revenue over the life of the lease at a constant rate of return.
     Gains from brokerage activities and early termination of leases are computed based on the net proceeds received less the net investment in the leases. Leases held for sale are carried at the lower of cost or market value. There were no leases held for sale at September 30, 1996 or 1995.

Debt Issue Costs
     Costs associated with the Company's bond offerings have been deferred and are being amortized and reflected in interest expense in the statement of operations using the effective interest method over the life of the bonds.

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 1996 and 1995

Property and Equipment

Property and equipment are recorded at cost and included in other assets in the balance sheet. Depreciation is provided using the straight-line method over the estimated service lives of the depreciable assets.

Loss per Common Share

Loss per common share is calculated by subtracting preferred stock dividends from net income or loss and dividing that amount by the weighted average shares outstanding for the period. Weighted average shares outstanding for the periods ended September 30, 1996 and 1995 were 1,000. The weighted average shares outstanding in both periods exclude 333 shares relating to warrants outstanding, since these warrants are antidilutive.


4.   Preferred Stock and Warrants:

On September 30, 1994, the Company issued in a private offering 1,500 shares of its Series B Preferred Stock, together with warrants to purchase, at a nominal exercise price, a number of common shares equal in the aggregate to 25% of the total number of common shares that would be outstanding immediately after issuance of all such common shares. The warrants are exercisable only in connection with an initial public offering by, or a merger or other sale of, the Company, or upon the adoption by the Company of a plan of liquidation or dissolution. The aggregate purchase price for the Series B Preferred Stock and warrants was $1,500,000. The net proceeds to the Company, after payment of a finder's fee and offering expenses, were $1,427,060, of which $37,500 was allocated to the warrants and reflected in Additional Paid-in Capital and $1,389,560 was allocated to Preferred Stock.

Holders of the Series A and B Preferred Stock are entitled to cumulative annual dividends of $40 and $80 per share, respectively, payable quarterly on the last day of the months of March, June, September and December, subject to the approval of the board of directors. Unless full cumulative dividends have been paid on the Series A and B Preferred Stock, no dividends may be paid on the Common Shares and no Common Shares may be redeemed, purchased or otherwise acquired by the Company.

In the event of a liquidation of the Company, holders of the Series A and B Preferred Stock will be entitled to receive the sum of $400 and $1,000 per share, respectively, plus accumulated but unpaid dividends,

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 1996 and 1995

before any payment or other distribution is made to the holders of Common Shares. The shares of Series A Preferred Stock may be redeemed in whole or in part at any time by the Company at a price equal to $400 per share plus all accumulated but unpaid dividends. Except as required by law, the holders of the Series A Preferred Stock have no voting rights. The holders of Series B Preferred Stock, voting as a group, have the right to elect one director of the Company, and, if two or more consecutive quarterly dividends on the Series B Preferred Stock are in arrears, such holders have the right to vote together as a single voting group with the common shareholders and to exercise 40% of the voting power possessed by that group on all matters submitted to the vote of shareholders.

Under an agreement between the Company and a holder of the Series B Preferred Stock, the Company is prohibited, without such holder's prior written consent, from paying dividends on its common stock, issuing or redeeming certain types of equity securities, or selling substantially all of the Company's assets outside of the ordinary course of business (other than in conjunction with a plan of liquidation or dissolution of the Company).

5.   Net Investment in Direct Financing Leases:

The components of the Company's net investment in direct financing leases are as follows:
                                        September 30
                                        1996           1995
Minimum lease payments to be received   $7,524,065     $5,682,329
Less - Unearned Income                  (2,098,780)    (1,870,798)
Net Investment in direct financing
  leases                                $5,425,285     $3,811,531

As of September 30, 1996, future annual minimum lease payments to be received are as follows:
     Fiscal Year                   Amount
     1997                          $2,088,094
     1998                          $1,647,649
     1999                          $1,815,720
     2000                          $1,064,764
     2001 and Thereafter           $  907,838

The Company capitalizes internal costs which are directly associated with originating a lease, net of any reimbursements from lessees. These costs include costs associated with the review of a potential lessee's financial condition, guarantees and collateral; negotiating lease terms; preparing and processing lease documents; closing the transaction; and recording guarantees, collateral and other security arrangements. These capitalized costs are included in the net investment in direct financing.

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 1996 and 1995

leases and are amortized over the life of the lease using the effective interest method. Capitalized costs net of amortization totaled $141,724 and $105,778 as of September 30, 1996 and 1995, respectively.

In addition to the Old Indiana loan and lease discussed in Note 2, the Company has additional leases with a net investment balance of approximately $1,161,000 which are not performing in accordance with their contractual terms at September 30, 1996. These leases include an agricultural equipment
lease with a net  investment balance of  $628,000.   Based  on the  Company's
collateral position, management expects no losses on these leases and no allowance for losses has been provided.

6.  Loans Receivable:
As discussed in Note 2, loans receivable include an 18% mortgage loan with an initial amount of $800,000. The principal balance of the mortgage loan at September 30, 1996 and 1995 is $781,940 and $795,137, respectively. The mortgage term is 60 months with a fifteen year amortization and a final balloon payment due April 1, 2000.

7.  Bonds Payable:

The Company has initiated two bond offerings. The Series I Offering was a private offering of five-year bonds, with total bond sales of $565,000. The Series I Offering was followed with the Series II Offering, which was a public offering of five-year bonds with a maximum offering amount of $10,000,000. The Series II offering terminated December 31, 1995.
Bond sales under the Series II offering totaled  $7,242,000.   Principal  and
interest,  on  both series, are paid quarterly.

As of September 30, 1996, bonds payable consist of the Series I and Series II Offerings, bearing interest at rates of either 9% or 10% ($2,932,242 at 9% and $3,449,875 at 10%) collateralized by equipment purchased and leases originated from proceeds of the offerings, cash held in the origination account, and by debt service reserve funds held by a trustee. The two
series are not cross-collateralized, but are  cross-defaulted.   The   cash
held in the origination account is restricted, and can only be used to fund equipment lease transactions.

Principal payments on the bonds are made in quarterly installments and vary in amount in accordance with the amount of principal payments received by the Company under the leases securing the bonds, which are spread on a pro rata
basis over the aggregate principal amount of bonds outstanding.   Because
the amount of principal payments on the bonds prior to maturity depends on the amount of principal payments received by the Company under those leases, there is no minimum amount of principal required to be paid by the Company prior to maturity. However, the annual amounts of principal payments scheduled to be received by the Company under leases in effect as of September 30, 1996, which amounts, if actually received, are required to be applied

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 1996 and 1995

to principal payments on the bonds, are as follows:
     Fiscal Year              Amount
     1997                $  898,735
     1998                   962,126
     1999                 1,417,961
     2000                   949,618
     2001                   839,456

The fiscal year of final maturity of the bonds outstanding at September 30, 1996 are as follows: $2,336,815 in 1999, $2,805,621 in 2000, and
$1,239,681 in 2001.

The trust indenture for the Series I and Series II Offerings requires a debt service reserve fund for each of the series representing 2% of the outstanding principal balance of the bonds to be maintained and held for the benefit of the bondholders of that series.

Amortization of debt issue costs for the years ended September 30, 1996 and 1995 totaled $263,418 and $193,821, respectively.

During the year ended September 30, 1996, the Company entered into an agreement with a bank for a $1 million warehouse line of credit. The Company intends to use this warehouse line to fund new lease transactions on an interim basis prior to selling the leases to other financing sources or keeping the leases for its own portfolio. As of September 30, 1996, the Company had not commenced borrowing on this credit line. The interest rate on this warehouse line is 2% over prime, and it is secured by all leases of the Company, excluding those securing bonds payable. The agreement requires the Company to maintain a defined level of tangible net worth and limits the payments of preferred dividends to $40,000 quarterly and common dividends to no more than 5% of net income.

8.  Income Taxes:

The   Company  recognizes  income  taxes  under  the  liability  method.
The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets or liabilities reflected in the balance sheet and the expected tax impact of carryforwards for tax purposes.

Deferred tax assets arise from temporary differences and carryforwards as of September 30,
1996 and 1995, as follows:
Net deferred tax assets:                          1996           1995
    Initial direct costs deducted for tax not
     books                                    $  (48,000)      $  (31,000)
  US tax loss carry forwards expiring 2009
    thru 2011                                    254,000          225,000
  Other                                           (2,000)          (1,000)
  Total deferred tax assets                      204,000          193,000
  Valuation allowance                           (204,000)        (193,000)
    Net deferred taxes                         $       -      $         -

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 1996 and 1995

A reconciliation of income tax expense computed by applying the Federal statutory income tax rate of 34% to income from operations before taxes to the provision for Federal income taxes, is as follows:
                                             1996           1995
Computed tax expense (credit) at 34%         $(15,000)      $(83,000)
  Increase in the valuation allowance for
    deferred tax assets                        11,000         79,000
Other                                           4,000          4,000
  Income Tax Provision                       $      -      $       -

9.   Commitments:

The Company entered into an operating lease for its office space, which expires July, 1997. Rent expense under this lease for the years ended September 30, 1996 and 1995 was $22,327 and $22,880, respectively. Future annual minimum lease payments under this lease are $19,430 in fiscal 1997.

10.  Disclosures About Fair Value of Financial Instruments:

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 1996 are as follows:
                                               Carrying       Fair
Financial assets:                              Value          Value
     Loans receivable                        $  782,000     $  782,000
     Cash and short-term investments            116,000        116,000
     Cash origination and reserve funds         161,000        161,000
Financial Liabilities:
     Bonds payable                           $6,382,000     $6,404,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Loans receivable:  Loans receivable  consists  of  one  mortgage  loan
which is in  default.   Fair  value is the estimated amount expected to be
collected from liquidation of collateral and from guarantors.

     Cash, and cash origination and reserve funds: The carrying amount is a reasonable estimate of fair value for these short-term instruments.

     Bonds payable: Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 1996 and 1995

     Off-balance sheet items:  The estimated value of off-balance sheet
financial instruments approximates  carrying  value   (none)   and  is  not
considered significant to this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that the estimated fair values would necessarily have been achieved had the financial instruments been
disposed at the balance sheet  date,  since  market  values  may   differ
depending   on  various circumstances. In addition, other assets and
liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as direct financing leases and office equipment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of January, 1997.



MERIDIAN FINANCIAL CORPORATION



By:  /s/ Michael F. McCoy
(Michael F. McCoy, President)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated.

Signature             Title                      Date
/s/ Michael F. McCoy  Chairman of the            January 8, 1997
Michael F. McCoy      Board, President and
                      Director
                      (Principal Executive
                      Officer)


/s/ Gerald W. Gerichs Vice President, Secretary   January 8, 1997
Gerald W. Gerichs     and Treasurer
                      (Principal Financial
                      Officer and
                      Principal Accounting
                      Officer)


                      Director
Curtis Miller


/s/ J. Phillip Beatty Director                   January 8, 1997
J. Phillip Beatty

INDEX TO EXHIBITS
                                                                       Page No.
Exhibit                     Description                                In This
No.                                                                    Filing
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

10-H (1)  Schedule of Restrictive Stock Transfer Agreements

10-I (1)  Form of Restrictive Stock Transfer Agreement

10-M (1) Employment Agreement, dated as of December 15, 1994, between Registrant and Michael F. McCoy

10-N (1) Agreement, dated September 30, 1994, between Registrant, MFC Investors, LLC and Michael F. McCoy

10-O (1) Warrant to Purchase Common Stock, dated as of September 30, 1994, issued to MFC Investors, LLC

10-P (1) Warrant to Purchase Common Stock, dated as of September 30, 1994, issued to Paine Webber Custodian FBO John Weyreter, IRA

10-S (1) Loan Agreement, dated as of February 28, 1995, between Registrant and Old Indiana Limited Liability Company

10-T (3) Assignment for Purchase of Equipment and Assignment of Lease dated July 20, 1995, and related Master Lease Agreement dated July 1, 1992, regarding purchase of Manna Group, Inc. lease from United
          Capital  Leasing Corporation
11 (4)    Statement re:  Computation of Per Share Earnings (Loss)

27 (4)   Financial Data Schedule

99 (4) Report of Prior Independent Public Accountants for the year ended September 30, 1995

(1) The copy of this exhibit is incorporated by reference to the exhibit with with the same number as part of the Registrant's Registration statement on Form SB-2 (File #33-75549C).

(2) The copy of this exhibit is incorporated by reference to the exhibit with the same number filed as part of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1994.

(3) The copy of this exhibit is incorporated by reference to the exhibit with the same number filed as part of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995.

(4)  Filed with this report on Form 10-KSB.