Form 10QSB
period 1996-12-31
MERIDIAN FINANCIAL CORP
filed 1997-02-14
CIK 917214

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from __________ to __________

Commission file number        33-75594




MERIDIAN FINANCIAL CORPORATION
(Name of small business issuer in its charter)



Indiana                                   35-1894846
(State or other                          (I.R.S. Employer
jurisdiction of                          Identification No.)
incorporation or
organization)

8250 Haverstick Road, Suite 110
Indianapolis, Indiana  46240-2401
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

Number of common shares, without par value, outstanding at
February 11, 1997:  1,000

Transitional Small Business Disclosure Format:  Yes [  ]  No
[X]

MERIDIAN FINANCIAL CORPORATION

FORM 10-QSB

INDEX

                                                           Page
PART I.   FINANCIAL INFORMATION
     Item 1.   Condensed Financial Statements
       Condensed Balance Sheets at December 31, 1996 and
         September 30, 1996                                   3
     Condensed Statements of Earnings (Loss) for the
         three months ended December 31, 1996 and 1995        4

       Condensed Statements of Cash Flows for the three
         months ended December 31, 1996 and 1995              5

       Notes to Condensed Financial Statements                6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     8

PART II.   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K              11

     Index to Exhibits                                       13

MERIDIAN FINANCIAL CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

                                                        December 31,    September 30
              ASSETS                                         1996            1995
Finance receivables, net of unearned finance charges:
  Net investment in direct financing leases             $ 6,065,764     $ 5,425,285
  Loans receivable                                          781,940         781,940
       Total finance receivables                          6,847,704       6,207,225

Cash                                                         66,092         115,744
Cash held in origination account                              3,642           4,252
Debt service reserve funds                                  124,242         156,789
Debt issue costs, net                                       547,502         610,321
Other assets                                                259,533         268,483
       Total assets                                     $ 7,848,715     $ 7,362,814

       LIABILITIES AND SHAREHOLDERS' EQUITY
Bonds payable                                           $ 6,212,031     $ 6,382,117
Warehouse line of credit                                    760,724
Accounts payble and accrued expenses                         63,019          59,900
     Total liabilities                                    7,035,774       6,442,017

SHAREHOLDERS' EQUITY:
  Preferred stock                                         1,789,560       1,789,560
  Common stock                                               68,533          68,533
  Additional paid-in capital                                 37,500          37,500
  Accumulated deficit                                    (1,082,652)       (974,796)
       Total shareholders' equity                           812,941         920,797
       Total liabilties and sharehodlers' equity        $ 7,848,715     $ 7,362,814


The accompanying notes are an integral part of these condensed financial statements.

MERIDIAN FINANCIAL CORPORATION
CONDENSED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

                                                                   Three months ended
                                                                       December 31,
                                                                     1996           1995
REVENUE:
  Interest income from leases and mortgage loan                     $ 286,277     $ 251,497
  Gain from brokerage activities                                       5,194
  Gains on early termination of leases                                              33,653
  Investment income and other                                          5,869        27,062
        Total Revenue                                                297,340       312,212

EXPENSES:
  Interest expense                                                   218,070       215,698
  Legal and professional                                              13,090         2,050
  Other general and administrative                                   134,036        92,363
       Total expenses                                                365,196       310,111

NET EARNINGS                                                         (67,856)         2,101
  Less - preferred stock dividends                                   (40,000)       (40,000)

EARNINGS (LOSS) TO COMMON SHAREHOLDERS                            $ (107,856)     $ (37,899)

EARNINGS (LOSS) PER COMMON SHARE                                  $  (107.86)     $  (37.90)

The accompanying notes are an integral part of these condensed financial statements.

MERIDIAN FINANCIAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    Three Months Ended
                                                                       December 31,
                                                                      1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                               $  (67,856)   $   2,101
  Adjustments to reconcile net earnings (loss)
    to net cash from operating activities-
    Depreciation and amortization                                       80,190       78,873
    (Increase) decrease in other assets                                  6,409      (38,579)
    Increase (decrease) in accounts payable
      and accrued expenses                                               3,119      (73,827)

         Net cash provided by (used in) operating activities            21,862      (31,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to direct financing leases                              (1,018,909)    (961,161)
  Principal payments received on direct financing leases and
    loans receivable                                                   363,600      552,438
  Other                                                                             (32,904)

        Net cash used in investing activities                       (655,309)    (441,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of bonds payable                                         1,375,000
  Principal payments on bonds payable                                 (170,086)    (195,477)
  Proceeds from bank borrowings                                        880,730
  Principal payments on bank borrowings                               (120,006)
  (Increase) decrease in cash held in debt service reserves
    and origination accounts                                            33,157     (425,866)
  Debt issue costs paid                                                            (129,375)
  Preferred stock dividends                                            (40,000)     (40,000)
  Other                                                                             (48,383)

      Net cash provided by financing activities                        583,795      535,899

NET CHANGE IN CASH                                                     (49,652)      62,840

CASH, at beginning of period                                           115,744      311,701

CASH, at end of period                                             $    66,092   $  374,541



The accompanying notes are an integral part of these condensed financal statements.

MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 1996
(Unaudited)

1.   General:

     The financial information included herein was prepared in conformity with generally accepted accounting principles, and such principles were applied on a basis consistent with those reflected in the Annual Report on Form 10-KSB for the year ended September 30, 1996.

     The information furnished includes all adjustments and accruals which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. Results for any interim period may not be indicative of the results for the entire year.

    The disclosures in the notes presume that the users of the interim financial information have read or have access to the audited financial statements included in the Annual Report on Form 10-KSB for the year ended September 30, 1996.

2.   Finance Receivables:

     The components of the Company's net investment in direct financing leases are as follows:
                                                   December 31,    Sepember 30,
                                                      1996            1996
     Minimum leaes payments to be received       $ 8,395,112       $ 7,524,065
     Less-Unearned Income                         (2,329,348)       (2,098,780)
       Net investment in direct financing leases $ 6,065,764       $ 5,425,285



    The Company has a lease and mortgage loan outstanding to Old Indiana Limited Liability Company, which owns a theme park in Thorntown, Indiana, in the total amount of approximately $1.1 million as of December 31, 1996.
During the quarter ended December 31, 1996, the Company declared the lease and mortgage loan to be in default. Management of the Company has reviewed its collateral position on these credits and has consulted with legal counsel and the owners of the park. Based on this review and consultation, management believes that the Company is adequately secured and will recover all amounts presently owed plus interest through the date of collection. The Company has scheduled an auction of the equipment portion of the collateral for February 22, 1997.

    The Company has additional leases with a net investment balance of approximately $1.2 million which were not performing in accordance with their contractual terms at December 31, 1996. Management of the Company has reviewed its collateral position on these transactions and has consulted with legal counsel. Based on this review and consultation, management believes that the Company is adequately secured and will recover all amounts presently owed.

MERIDIAN FINANCIAL CORPORATION
 NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 1996
(Unaudited)

Management of the Company is actively pursuing the resolution of these finance receivables, and expects during the quarter ending March 31, 1997 that all of the non-performing leases and loan will either be repaid or brought current in accordance with their contractual provisions.

3.   Bonds Payable:

     At December 31, 1996, bonds payable consist of two series of bonds, bearing interest at rates of either 9% or 10% ($2,850,615 at 9% and $3,361,416 at 10%) collateralized by equipment purchased and leases originated from proceeds of the offerings, cash held in the origination account, and by debt service reserve funds held by a trustee. The two series are not cross-collateralized, but are cross-defaulted. Quarterly principal payments are required from the principal portions of the related lease payments received by the Company. Based on the leases in place as of December 31, 1996, quarterly principal payments for the next twelve months are expected to total $956,937.

4.   Warehouse Line of Credit:

     At December 31, 1996, the Company has borrowed approximately $761,000 on its $ 1 million warehouse line. The interest rate on this warehouse line is 2% over prime, and it is secured by all assets of the Company, excluding those securing bonds payable.

5.   Subsequent Event:

     Subsequent to December 31, 1996, the Company executed a commitment letter with a group of venture capital funds which would result in a net additional investment in the Company of approximately $5 million in the form of subordinated debt and convertible preferred stock. Funding of this transaction is subject to final due diligence, and the execution of definitive agreements and certain other conditions. In connection with this anticipated capital infusion, the Company is finalizing negotiations with a group of banks to provide a senior credit facility of $12-15 million. The Company expects to close both the capital financing transaction and senior credit facility during the quarter ending March 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company's cash in-flows consist primarily of lease payments from lessees. The Company's cash out-flows consist primarily of investments in leases, debt service obligations, dividend payments on the Company's preferred stock, and general and administrative expenses. The profitability of the Company depends largely on the Company's ability to enter into suitable leases, to realize an adequate spread between the interest rate paid by the Company on its borrowings and the implicit interest rate charged on the leases, and to avoid defaults by the lessees.

Liquidity and Capital Resources:

With the expiration of the Company's public offering of bonds on December 31, 1995, the Company began to explore various other sources of funding, with the intention to ultimately reduce the Company's borrowing costs, and to provide the Company with an adequate source of funding to grow the lease portfolio. On January 15, 1997, the Company executed a commitment letter with a group of venture capital funds which would, upon consummation, result in a net additional investment in the Company of approximately $5 million in the form of subordinated debt and convertible preferred stock. Funding of this transaction is subject to final due diligence, the execution of definitive agreements and certain other conditions. In connection with this anticipated capital infusion, the Company is finalizing negotiations with a group of banks to provide a senior credit facility of $12-15 million.
The Company expects to close both the capital financing transaction and senior credit facility during the quarter ending March 31, 1997.

The Company also entered into an agreement on September
18, 1996 to sell leases to a third party from time to time on a non-recourse basis. In addition to generating current income recognition, this method of financing transactions also allows the Company to consider deals which it previously might have rejected, such as deals too large that would cause a concentration issue or deals with smaller interest spreads. It is the Company's intention to continue the sale of future lease portfolio to third parties as part of the Company's overall financial plan.

With the anticipated closing of the capital financing transaction and senior credit facility, the Company expects to have access to significant amounts of capital which previously had not been available. Assuming the anticipated transactions described above are consummated, the Company anticipates a significant increase in leasing transactions in the future.

On July 1, 1996, the Company entered into an agreement with a bank for a $1 million warehouse line of credit. As of December 31, 1996, the Company had borrowed approximately $761,000 under this facility. The bank which provides this line of credit is also a member of the proposed bank group described above, and it is the Company's intention to pay off and remove this warehouse line once the above-described senior credit facility is put in place.

Management believes that its overall sources of liquidity will continue to be sufficient to satisfy the foreseeable financial obligations of the Company. Management of the Company knows of no material requirements for capital expenditures other than to enter into leases.

Analysis of Cash Flows:

Net cash flows from operating activities result primarily from net earnings or losses, adjusted for non-cash items such as depreciation and amortization of assets and from changes in working capital. The Company experienced net cash inflows from operations of $21,862 for the three months ended December 31, 1996, compared to a net cash outflow of $31,432 for the three months ended December 31, 1995. The improvement in cash flows from operations from period to period is due to paydowns in accounts payable and increase in other assets during the 1995 period, partially offset by a decrease in net earnings during the 1996 period. Net earnings from operations before non-cash charges of depreciation and amortization were $12,334 in the 1996 period, compared with $80,974 in the 1995 period.
The 1995 period includes a gain from the early termination of leases of $33,653.

Net cash flows used in investing activities consist primarily of investments in leases, which is the Company's primary requirement for cash, and principal payments received from lessees, which is currently the Company's principal source of cash. During the three months ended
December 31, 1996, the Company invested $1,018,909 in ten leases, compared to $961,161 in eight leases for the same period in 1995. Principal payments received on leases and loans receivable totaled $363,600 for the three months ended December 31, 1996 compared to $552,438 for the same period in 1995. Principal payments received in the 1996 period include approximately $145,000 from brokerage activity, and the 1995 period includes approximately $360,000 from the early terminations of leases. Investments in leases and principal payments received on leases and the mortgage loan are expected to grow in future periods.

Cash inflows from financing activities have consisted of bank borrowings and proceeds from the sale of equity and debt securities. Cash outflows consist of costs incurred in the sale of the securities, principal payments on borrowings and debt securities, preferred stock dividends, and amounts deposited in the debt service reserve and origination accounts. During the three months ended
December 31, 1996, the Company borrowed $880,730 and repaid $120,006 in connection with its warehouse line of credit. In the 1995 period, the Company sold $1,375,000 of bonds prior to the expiration of the offering on December 31, 1995.
Management anticipates that the Company's primary cash inflows from financing activities in the future will be from the anticipated capital financing transaction and senior credit facility as described in Liquidity and Capital Resources, and that the amount of borrowings will continue to grow as the Company's growth in leasing transactions continues.

Results of Operations:

For the three months ended December 31, 1996, the Company reflected an operating loss, before preferred dividend requirements, of $67,856 compared to income for the same period in 1995 of $2,101. Preferred dividend requirements totaled $40,000 in each reporting period. Included in operating earnings for the 1996 and 1995 reporting periods are gains of $5,194 from brokerage activity and $33,653, from the early termination of leases, respectively.

Interest income from leases, loans receivable and invested funds for the three months ended December 31, 1996 was $292,146 and interest expense was $218,070 in the same period, or a net interest spread of $74,076, compared to $278,559 of interest income, $215,698 of interest expense, and a net interest spread of $62,861 in the comparable period in 1995. In future periods, management expects the interest spread to increase as the Company continues to invest in new leases and initiates the new funding arrangements as described in Liquidity and Capital
Resources, which should lower the Company's overall cost of funds.

Other general and administrative expenses increased approximately $41,000 during the three months ended
December 31, 1996 compared to the same period in 1995.
This increase reflects the increased travel and marketing efforts to generate new business, in anticipation of the capital infusion and senior credit facility as described in Liquidity and Capital Resources. As previously discussed, the Company anticipates a significant increase in the amount of lease transactions in the future. However, with its management team and systems in place, general and administrative costs going forward should be relatively fixed, with the exception of a limited number of personnel additions required by anticipated growth in the Company's lease portfolio. Therefore, interest earned on leases is expected to grow at a much faster pace than the related general and administrative expenses.

Impact of Interest Rate Changes and the Restaurant
Industry:

The overall strength of the U.S. economy and the general interest rate environment have remained relatively stable during the past few years. To date the Company has funded its fixed rate leases with fixed rate debt, with similar duration, thereby avoiding any interest rate risk. While a dramatic rise in future interest rates would not have a direct impact on leases booked to date, it may have an impact on the restaurant industry's growth rate. A rising interest rate environment may also impact the Company's future gains on brokerage activities. It is the Company's intention to structure future funding arrangements so as to minimize interest rate risk.

The Company's primary focus involves the leasing of complete packages of restaurant equipment for restaurant franchises. The franchise restaurant industry has experienced rapid growth as the number of franchise concepts and units continues to grow. As large metropolitan areas in some geographic areas begin to reach saturation points from the standpoint of restaurant locations, the Company is seeing an increasing number of leasing opportunities in more rural locations, which would tend to be the smaller type franchisee that the Company targets. In addition, the Company is seeing some consolidation in the marketplace as franchisees purchase other franchisees' operations. While these types of transactions are generally larger in size than the Company's typical lease deal, the Company expects this consolidation to present opportunities to utilize the Company's third party brokerage source.

Inflation has not had a material effect on the Company's operations.

Credit Risk:

The Company has a lease and mortgage
loan outstanding to Old Indiana Limited Liability Company, which owns a theme park in Thorntown, Indiana, in the total amount of approximately $1.1 million as of December 31 1996.
During the quarter ended December 31, 1996, the Company declared the lease and mortgage loan to be in default. Management of the Company has reviewed its collateral position on these credits and has consulted with legal counsel and the owners of the park. Based on this review and consultation, management believes that the Company is adequately secured and will recover all amounts presently owed plus interest through the date of collection. The Company has scheduled an auction of the equipment portion of the collateral for February 22, 1997.

The Company has additional leases with a net investment balance of approximately $1.2 million which are not performing in accordance with their contractual terms at December 31, 1996. Management of the Company has reviewed its collateral position on these transactions and has consulted with legal counsel. Based on this review and consultation, management believes that the Company is adequately secured and will recover all amounts presently owed.

Management of the Company is actively pursuing the resolution of these finance receivables, and expects during the quarter ending March 31, 1997 that all of the nonperforming leases and loan will either be repaid or brought current in accordance with their contractual provisions.

Forward-looking Statements:

The statements contained in this filing on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private Securities
Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forwardlooking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including changes in interest rates and spending on food prepared outside the home;
competitive or regulatory changes that affect the cost of or demand for the Company's lease product; and the availability of funds or third-party financing sources to allow the Company to purchase equipment and enter into new leases. The Company's future results also could be adversely affected if it is unable to resolve the current defaults in its portfolio without significant loss.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) The exhibits listed on the Index to Exhibits appearing on page 13 are filed herewith.
          (b) On October 25, 1996, the Company filed a Form 8-K indicating a change in its certifying accountant from Arthur Andersen LLP to Crowe Chizek and Company, LLP.

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




MERIDIAN FINANCIAL CORPORATION




By: /s/ Michael F. McCoy
    Michael F. McCoy
    President


By: /s/ Gerald W. Gerichs
   Gerald W. Gerichs
   Vice President, Secretary
   and Treasurer
  (Principal Financial Officer)

Date:   February 13, 1997

INDEX TO EXHIBITS

                                                                      Page No.
                                                                      In this
Exhibit No.                         Description                       Filing
    11        Statement re:  Computation of Per Share Earnings (Loss)

    27        Financial Data Schedule