Form 10QSB/A
period 1996-12-31
MERIDIAN FINANCIAL CORP
filed 1997-02-14
CIK 917214

FORM 10-QSB/A
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

THIS AMENDMENT IS BEING REFILED TO INCLUDE THE EXHIBITS WHICH WERE INADVERTENTLY OMITTED IN THE FIRST FILING.

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