Form 10QSB
period 1997-03-31
MERIDIAN FINANCIAL CORP
filed 1997-05-15
CIK 917214

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(MARK ONE)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended MARCH 31, 1997

                                      or

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
                               Yes [X]  No [  ]

Number of common shares, without par value, outstanding at May 12, 1997:  1,000

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                        MERIDIAN FINANCIAL CORPORATION

                                  FORM 10-QSB

                                     INDEX

                                                                      PAGE

PART I.   FINANCIAL INFORMATION

     Item 1.     Condensed Financial Statements

          Condensed Balance Sheets at March 31, 1997 and
             September 30, 1996                                          3

          Condensed Statements of Earnings (Loss) for the three months and the
            six months ended March 31, 1997 and 1996                     4

          Condensed Statements of Cash Flows for the six months
               ended March 31, 1997 and 1996                             5

          Notes to Condensed Financial Statements                        6

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                10

PART II.   OTHER INFORMATION

     Item 2.     Changes in Securities                                  13
     Item 6.     Exhibits and Reports on Form 8-K                       13

Index to Exhibits                                                       15

                                 Part I.  Financial Information
Item 1.  Condensed Financial Statements

MERIDIAN FINANCIAL CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)
                                                       MARCH 31,        SEPTEMBER 30,
                                                       1997             1996
               ASSETS

Finance receivables, net of unearned finance charges:
   Net investment in direct financing leases          $  6,190,918  $   5,425,285
   Loans receivable                                         -             781,940
         Total finance receivables                       6,190,918      6,207,225

Cash                                                     1,856,247        115,744
Cash held in origination account                             3,658          4,252
Debt service reserve funds                                 124,301        156,789
Receivable for preferred stock
   and subordinated debt                                   942,308           -
Debt issue costs, net                                      497,090        610,321
Other assets                                               448,534        268,483
         Total assets                             $     10,063,056  $   7,362,814

LIABILITIES AND
SHAREHOLDERS' EQUITY

Bonds payable                                   $        6,032,275  $   6,382,117
Warehouse line of credit                                   982,878       -
Subordinated debt                                          500,000       -
Accounts payable and accrued expenses                      447,466         59,900
         Total liabilities                               7,962,619      6,442,017


SHAREHOLDERS'  EQUITY:
   Preferred stock                                       3,203,060      1,789,560
   Common stock                                             68,533         68,533
   Additional paid-in capital                                   -          37,500
   Accumulated deficit                                  (1,171,156)      (974,796)
          Total shareholders' equity                     2,100,437        920,797
          Total liabilities and shareholders' equity  $ 10,063,056  $   7,362,814



The accompanying notes are an integral part of these condensed financial statements.

MERIDIAN FINANCIAL CORPORATION
CONDENSED STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)
                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                           MARCH 31,                 MARCH 31,
                                        1997         1996         1997         1996
REVENUE:
   Interest income from leases and
      mortgage loan                   $   286,854  $     257,630  $     573,131   $  509,127
   Gains from brokerage activities           -             -              5,194        -
   Gains on early termination of leases    49,142          9,691         49,142       43,344
   Investment income and other              6,460         31,266         12,329       58,328
           Total revenue                  342,456        298,587        639,796      610,799

EXPENSES:
   Interest expense                       237,967        235,429        456,037      451,127
   Legal and professional                  16,000         27,000         29,090       29,050
   Other general and administrative       137,993        125,802        272,029      218,165
Total expenses                            391,960        388,231        757,156      698,342

NET EARNINGS                              (49,504)       (89,644)      (117,360)     (87,543)

   Less - Preferred stock dividends       (39,000)       (40,000)       (79,000)     (80,000)

EARNINGS (LOSS) TO COMMON
    SHAREHOLDERS                      $   (88,504)    $  (129,644)  $  (196,360)  $  (167,543)

EARNINGS (LOSS) PER COMMON
    SHARE                             $    (88.50)   $   (129.64)   $  (196.36)   $  (167.54)

The accompanying notes are an integral part of these condensed financial statements.
4

MERIDIAN FINANCIAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Six Months Ended
                                                             MARCH 31,
                                                         1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                 $   (117,360)  $   (87,543)
   Adjustments to reconcile net earnings (loss)
      to net cash from operating activities-
         Depreciation and amortization                     157,562       162,740
         Increase in other assets                          (92,735)      (83,320)
         Increase (decrease) in accounts payable
           and accrued expenses                             68,383       (74,781)

Net cash provided by (used in) operating activities         15,850       (82,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to direct financing leases                 (1,671,717)   (1,518,638)
   Principal payments received on direct financing leases
       and loans receivable                              1,751,560     1,208,408
   Other                                                   -             (33,493)

   Net cash provided by (used in) investing activities      79,843      (343,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Series C Preferred Stock    2,192,308         -
   Proceeds from issuance of Subordinated Debt             365,384         -
   Redemption of Series B Preferred Stock               (1,500,000)        -
   Proceeds from issuance of bonds payable                   -         1,375,000
   Principal payments on bonds payable                    (349,842)     (413,716)
   Proceeds from bank borrowings                         1,102,884         -
   Principal payments on bank borrowings                  (120,006)        -
   (Increase) decrease in cash held in debt service
      reserves and origination accounts                     33,082      (425,866)
   Debt issue costs paid                                     -          (129,375)
   Preferred stock dividends                               (79,000)      (80,000)
   Other                                                     -           (48,383)

Net cash provided by financing activities                1,644,810       277,660

NET CHANGE IN CASH                                       1,740,503      (148,967)

CASH, at beginning of period                               115,744       311,701

CASH, at end of period                                 $  1,856,247  $   162,734

The accompanying notes are an integral part of these condensed financial statements.
5

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

2. FINANCE RECEIVABLES:

The components of the Company's net investment in direct financing leases are as follows:

                                               MARCH 31,     SEPTEMBER 30,
                                               1997          1996

MINIMUM LEASE PAYMENTS TO BE RECEIVED        $  8,339,303  $   7,524,065
LESS- UNEARNED INCOME                          (2,148,385)    (2,098,780)
  NET INVESTMENT IN DIRECT FINANCING LEASES  $  6,190,918  $   5,425,285

THE COMPANY HAD A LEASE AND MORTGAGE LOAN OUTSTANDING TO OLD INDIANA LIMITED LIABILITY COMPANY, IN THE TOTAL AMOUNT OF APPROXIMATELY $1.1 MILLION AS OF DECEMBER 31, 1996, AND BOTH THE LEASE AND MORTGAGE LOAN WERE IN DEFAULT AS OF THAT DATE. DURING THE QUARTER ENDED MARCH 31, 1997, THE COMPANY RECEIVED FUNDS TO PAY OFF BOTH THE LEASE AND MORTGAGE LOAN. THE COMPANY NO LONGER
HAS ANY AMOUNTS OUTSTANDING WITH OLD INDIANA LIMITED LIABILITY COMPANY.

THE COMPANY HAS ADDITIONAL LEASES WITH A NET INVESTMENT BALANCE OF APPROXIMATELY $1.2 MILLION WHICH WERE NOT PERFORMING IN ACCORDANCE WITH THEIR CONTRACTUAL TERMS AT MARCH 31, 1997. MANAGEMENT OF THE COMPANY HAS REVIEWED ITS COLLATERAL POSITION ON THESE TRANSACTIONS AND HAS CONSULTED WITH LEGAL COUNSEL. BASED ON THIS REVIEW AND CONSULTATION, MANAGEMENT BELIEVES THAT
THE COMPANY IS ADEQUATELY SECURED AND WILL RECOVER ALL AMOUNTS PRESENTLY OWED.

MANAGEMENT OF THE COMPANY CONTINUES TO ACTIVELY PURSUE THE RESOLUTION OF THESE FINANCE RECEIVABLES, AND EXPECTS THAT ALL OF THE NONPERFORMING LEASES WILL EITHER BE REPAID OR BROUGHT CURRENT IN ACCORDANCE WITH THEIR CONTRACTUAL PROVISIONS.

MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

3.  BONDS PAYABLE:

At March 31, 1997, bonds payable consist of two series of bonds, bearing interest at rates of either 9% or 10% ($2,765,515 at 9% and $3,266,760 at 10%) collateralized by equipment purchased and leases originated from proceeds of the offerings, cash held in the origination account, and by debt service reserve funds held by a trustee. The two series are not cross-collateralized, but are cross-defaulted. Quarterly principal payments are required from the principal portions of the related lease payments received by the Company. Based on the leases in place as of March 31, 1997, quarterly principal payments for the next twelve months are expected to total approximately $1,102,000.

4.  WAREHOUSE LINE OF CREDIT:

At March 31, 1997, the Company has borrowed approximately $983,000 on its $1 million warehouse line. The interest rate on this warehouse line is 2% over prime, and it is secured by all assets of the Company, excluding those securing bonds payable. On April 18, 1997, the warehouse line was repaid in full and replaced with a new credit facility as described in footnote 6.

5.  PREFERRED STOCK AND SUBORDINATED DEBT INFUSION:

On March 28, 1997, the Company entered into a Securities Purchase Agreement
(the "Purchase Agreement") with Inroads Capital Partners, L.P. ("Inroads"), Mesirow Capital Partners VII, an Illinois Limited Partnership ("Mesirow"), Edgewater Private Equity Fund II, L.P. (the latter three parties being the "Purchasers"), Michael F. McCoy ("McCoy") and William L. Wildman ("Wildman") pursuant to which the Purchasers have purchased from the Company a total of 3,000 shares of the Company's Series C Convertible Preferred
Stock (the "Preferred Shares") and $500,000 aggregate principal amount of 10% Subordinated Notes due March 31, 2002 (the "Notes"). The aggregate purchase price for the Preferred Shares was $3,000,000 and the aggregate purchase price for the Notes was $500,000. Subject to certain conditions, the Purchasers are obligated under the Purchase Agreement to purchase an additional $3,000,000 aggregate principal amount of Notes. Of the aggregate purchase price of $3,500,000, $2,557,692 was received from two of the purchasers on March 28, 1997, and the remaining amount of $942,308 was received from the third purchaser on April 7, 1997. This remaining amount of $942,308 is recorded as a receivable and disclosed separately in the March 31, 1997 balance sheet.

The Subordinated Debt is subject to a Subordination and Intercreditor Agreement between the Company, the Purchasers and LaSalle National Bank, the Company's lender as described in footnote #6. The Subordinated Debt is subordinate to the LaSalle Bank Credit Facility.

The Preferred Shares are convertible into Common Shares of the Company at any time. The conversion ratio initially is one-for-one, but is subject to adjustment under certain circumstances. In general, the Preferred Shares have full voting rights (voting together with the Common Shares) on all actions submitted to a vote of the Company's shareholders. Each Preferred Share initially entitles the holder thereof to one vote on each matter submitted, but the number of votes is subject to adjustment on the same basis as the conversion ratio. The convertible Preferred Shares are considered to be common stock equivalents for purposes of the earnings per share calculation, however they are presently excluded from the calculation of loss per share because their effects are antidilutive.

MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

THE COMPANY'S OUTSTANDING CAPITAL STOCK CONSISTS OF 1,000 COMMON SHARES (WITH FULL VOTING RIGHTS), 525 OF WHICH ARE OWNED BY MR. MCCOY, 1,000 SHARES OF SERIES A PREFERRED STOCK (WITHOUT VOTING RIGHTS), AND THE PREFERRED SHARES. $1,500,000 OF THE PROCEEDS OF THE SALE OF THE PREFERRED SHARES WAS USED TO REDEEM ALL OF THE COMPANY'S OUTSTANDING SERIES B PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON SHARES (WHICH WERE OWNED BY THE HOLDERS OF THE SERIES B PREFERRED STOCK). THE HOLDERS OF THE SERIES B PREFERRED STOCK HAD
LIMITED VOTING RIGHTS, INCLUDING THE RIGHT TO ELECT ONE DIRECTOR.

AS A RESULT OF THE ISSUANCE OF THE PREFERRED SHARES AND THE REDEMPTION OF THE SERIES B PREFERRED STOCK, THE PURCHASERS COLLECTIVELY ARE ENTITLED TO EXERCISE 75% OF THE VOTING POWER OF THE COMPANY UNDER ORDINARY CIRCUMSTANCES.
PRIOR TO THE ISSUANCE OF THE PREFERRED SHARES, MR. MCCOY WAS ENTITLED TO EXERCISE A MAJORITY OF THE VOTING POWER OF THE COMPANY UNDER ORDINARY CIRCUMSTANCES.

IN CONNECTION WITH THE ISSUANCE OF THE PREFERRED SHARES, THE COMPANY ALSO ENTERED INTO A VOTING AGREEMENT WITH THE PURCHASERS, MR. MCCOY AND MR. WILDMAN UNDER WHICH THE PARTIES AGREED TO COOPERATE TO CAUSE THE COMPANY'S BOARD OF DIRECTORS TO CONSIST OF FIVE MEMBERS, ONE OF WHOM WOULD BE DESIGNATED BY INROADS, ONE OF WHOM WOULD BE DESIGNATED BY MESIROW, ONE OF WHOM WOULD BE DESIGNATED BY THE HOLDERS OF TWO-THIRDS OF THE VOTING POWER OF THE COMPANY EXERCISABLE BY THE PURCHASERS, AND TWO OF WHOM WOULD BE DESIGNATED BY MR. MCCOY. THE RIGHTS OF THE PARTIES TO DESIGNATE DIRECTORS TERMINATE UNDER CERTAIN CIRCUMSTANCES.

THE COMPANY AND THE PURCHASERS ALSO ENTERED INTO A REGISTRATION RIGHTS AGREEMENT ENTITLING THE PURCHASERS, UNDER CERTAIN CIRCUMSTANCES, TO DEMAND OR OTHERWISE PARTICIPATE IN A PUBLIC OFFERING OF THE COMPANY'S EQUITY SECURITIES.

THE COMPANY, THE PURCHASERS AND MR. MCCOY ALSO ENTERED INTO AN EXECUTIVE SHARE AGREEMENT PURSUANT TO WHICH THE PURCHASERS ARE OBLIGATED, SUBJECT TO CERTAIN CONDITIONS, TO TRANSFER, FOR NO CONSIDERATION OTHER THAN THE FULFILLMENT OF SUCH CONDITIONS, TO MR. MCCOY AND/OR SUCH OTHER OFFICERS, DIRECTORS EMPLOYEES OR CONSULTANTS OF THE COMPANY AS HE DESIGNATES, UP TO 8% OF THE PREFERRED SHARES PURCHASED BY EACH PURCHASER.

6.  SUBSEQUENT EVENT - BANK CREDIT FACILITY:

On April 18, 1997, the Company finalized a Credit Agreement (the "Agreement") with LaSalle National Bank. The Agreement consists of a $5 million warehouse line, which will convert to a term loan six months after the effective date. This facility replaces the $1 million facility described in footnote #4.
The interest rate on the warehouse line is either prime plus 1%, or LIBOR plus 300 basis points, at the option of the Company.  Upon conversion to a term loan, the interest rate will be either (1) prime plus 1.25%, (2) LIBOR plus 325 basis points, or (3) the treasury rate for similar maturities plus 325 basis points, each at the option of the Company. The term loan will be for a three year period.
8

MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

THE WAREHOUSE LINE REQUIRES MONTHLY PAYMENTS OF INTEREST ONLY. THE TERM LOAN REQUIRES MONTHLY PAYMENTS OF PRINCIPAL AND INTEREST, WITH THE PRINCIPAL PORTION EQUALING THE PRINCIPAL AMOUNTS SCHEDULED TO BE RECEIVED ON THE UNDERLYING LEASES.

THE CREDIT FACILITY IS SECURED BY A PERFECTED FIRST SECURITY INTEREST IN ALL EXISTING ASSETS WITH THE EXCEPTION OF THE EXISTING LEASES FINANCED BY THE SERIES I AND II BOND ISSUES. EACH NEW DRAW WILL BE SECURED BY AN ASSIGNMENT OF THE LEASE CONTRACT AND A PERFECTED FIRST SECURITY INTEREST IN THE UNDERLYING EQUIPMENT.

THE AGREEMENT REQUIRES THE COMPANY TO MAINTAIN A DEFINED LEVEL OF TANGIBLE NET WORTH, ALLOWS A MAXIMUM RATIO OF RECOURSE DEBT TO TANGIBLE NET WORTH OF 5.00:1, DEFINES MINIMUM INTEREST COVERAGE RATIOS, AND LIMITS DIVIDENDS TO THOSE REQUIRED ON THE SERIES A PREFERRED STOCK.

SUBJECT TO THE PURCHASERS ACQUIRING THE ADDITIONAL $3 MILLION IN SUBORDINATED NOTES AS DESCRIBED IN FOOTNOTE #5, AND CERTAIN OTHER CONDITIONS, LASALLE NATIONAL BANK HAS COMMITTED TO RAISE THE CREDIT FACILITY TO A TOTAL OF $10 MILLION.

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

LIQUIDITY AND CAPITAL RESOURCES:

With the expiration of the Company's public offering of bonds on December 31, 1995, the Company began to explore various other sources of funding, with the intention to ultimately reduce the Company's borrowing costs, and to provide the Company with an adequate source of funding to grow the lease portfolio. On March 28, 1997, the Company entered into a transaction with three venture capital funds which initially raised $3.5 million in capital, and which is expected, subject to certain conditions, to result in a total of $6.5 million of new capital. This capital is in the form of a new Series C Convertible Preferred Stock ($3 million) and Subordinated Debt (currently $0.5 million; but expected to be increased to $3.5 million). The Company utilized $1.5 million of the proceeds to redeem its Series B Preferred Stock and related warrants.

In conjunction with the above transaction, on April 18, 1997, the Company entered into a Credit Agreement (the "Agreement") with LaSalle National Bank for a total of $5 million, which will be raised to $10 million when the additional $3 million of subordinated debt is infused, and subject to compliance with existing convenants. The Agreement consists of a $5 million warehouse line, which will convert to a term loan six months after the effective date. This credit facility replaces the Company's $1 million warehouse line with a different bank. The Company is in discussions with other banks and financial enterprises interested in participating in the LaSalle credit facility, with the goal being a $25 million facility.

With  the  closing  of  the  capital  financing transaction and  senior  credit facility, the Company has access to significant amounts of capital which previously had not been available. The Company expects to be able to grow the Company's portfolio at a much faster rate than in the past, while maintaining a debt-to-equity ratio that is below industry average.

Management believes that its overall sources of liquidity will continue to be sufficient to satisfy the foreseeable financial obligations of the Company. Management of the Company knows of no material requirements for capital expenditures other than to enter into leases.

ANALYSIS OF CASH FLOWS:

Net cash flows from operating activities result primarily from net earnings or losses, adjusted for non-cash items such as depreciation and amortization of assets and from changes in working capital. The Company experienced net cash inflows from operations of $15,850 for the three months ended March 31, 1997, compared to a net cash outflow of $82,904 for the three months ended March 31, 1996. The improvement in cash flows from operations from period to period is due primarily to paydowns in accounts payable during the 1996 period and increases in accounts payable in the 1997 period.

Net cash flows used in investing activities consist primarily of investments in leases, which is the Company's primary requirement for cash, and principal payments received from lessees, which is one of the Company's principal
sources  of cash.  During the six months ended March  31,  1997,   the   Company
invested   $1,671,717  in  seventeen  leases,  compared to $1,518,638 in eleven leases for the same period in 1996. Principal payments received on leases and loans receivable totaled $1,751,560 for the six months ended March 31, 1997 compared to $1,208,408 for the same period in 1996. Principal payments received  in  the  1997  period include approximately $145,000  from  brokerage
activity  and  approximately   $1,132,000   from  early  terminations  and  the
prepayment  of  the  mortgage  loan  receivable.    The  1996  period  includes
approximately $754,000 from the early terminations of  leases.   Investments in
leases and principal payments received on leases are expected to grow in future periods.

Cash inflows from financing activities have consisted of bank borrowings and proceeds from the sale of equity and debt securities. Cash outflows consist of costs incurred in the sale of the securities, principal payments on borrowings and debt securities, preferred stock dividends, and amounts deposited in the debt service reserve and origination accounts. As previously described, on March 28, 1997, the Company raised $3,500,000 in the form of $3,000,000 of Series C Preferred Stock and $500,000 of subordinated debt. At the closing date, the Company received $2,557,692 from two of the purchasers, and the remaining amount of $942,308 was received from the third purchaser on April 7, 1997. In conjunction with the preferred stock and subordinated debt infusion, the Company utilized $1,500,000 of the proceeds to redeem all of the Company's outstanding Series B Preferred Stock and warrants to purchased Common Shares (which were owned by the holders of the Series B Preferred Stock). As a result of the redemption of the Series B Preferred Stock, future preferred stock dividends requirements will be reduced to $10,000 per quarter. Also during the six months ended March 31, 1997, the Company borrowed $1,102,884 and repaid $120,006 in connection with its warehouse line of credit. Subsequent to March 31, 1997, the Company entered into a $5 million credit facility with LaSalle National Bank and paid off the previous $1 million warehouse line. In the 1996 period, the Company sold $1,375,000 of bonds prior to the expiration of the offering on December 31, 1995. Management anticipates that the Company's primary cash inflows from financing activities in the future will be from the new senior credit facility, and that the amount of borrowings will continue to grow as the Company's growth in leasing transactions continues.

RESULTS OF OPERATIONS:

For the six months ended March 31, 1997, the Company reflected an operating loss, before preferred dividend requirements, of $117,360 compared to a loss for the same period in 1996 of $87,543. Preferred dividend requirements totaled $39,000 and $40,000 in the 1997 and 1996 period, respectively. Dividends were reduced in the 1997 period due to a pro-rata dividend paid in conjunction with the redemption of the Series B Preferred Stock.

Interest income from leases, loans receivable and invested funds for the six months ended March 31, 1997 was $585,460 and interest expense was $456,037 in the same period, or a net interest spread of $129,423, compared to $567,455 of interest income, $451,127 of interest expense, and a net interest spread of $116,328 in the comparable period in 1996. In future periods, management expects the interest spread to increase as the Company continues to invest in new leases and initiates the new senior credit facility and realizes the effects of the Series C Preferred Stock and Subordinated Debt infusions, both of which should lower the Company's overall cost of funds.

Other general and administrative expenses increased approximately $54,000 during the six months ended March 31, 1997 compared to the same period in 1996. Approximately $35,000 of this increase reflects the increased travel and marketing efforts to generate new business, in anticipation of the capital infusion and senior credit facility as described in Liquidity and Capital Resources. The Company anticipates a significant increase in the amount of lease transactions in the future. However, with its management team and systems in place, general and administrative costs going forward should be relatively fixed, with the exception of a limited number of personnel additions required by anticipated growth in the Company's lease portfolio. Therefore, interest earned on leases is expected to grow at a much faster pace than the related general and administrative expenses.

IMPACT OF INTEREST RATE CHANGES AND THE RESTAURANT INDUSTRY:

The overall strength of the U.S. economy and the general interest rate environment have remained relatively stable during the past few years. To date the Company has funded its fixed rate leases with fixed rate debt, with similar duration, thereby avoiding any interest rate risk. While a dramatic rise in future interest rates would not have a direct impact on leases booked to date, it may have an impact on the restaurant industry's growth rate. A rising interest rate environment may also impact the Company's future gains on brokerage activities. The new credit facility with LaSalle National Bank allows for various interest rate options, including fixed rates, and the Company will utilize interest rate caps when necessary to limit its exposure to interest rate risk.

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

CREDIT RISK:

During the quarter ended December 31, 1996, the Company declared a lease and mortgage loan with Old Indiana Limited Liability Company, in the total amount of approximately $1.1 million, to be in default. During the quarter ended March 31, 1997, the Company held an auction for the equipment portion of the collateral. The proceeds from this auction repaid the amounts owed on the lease and reduced the amount owed on the mortgage loan. The Company's position in the mortgage loan was then purchased by a third party and as a result, the Company no longer has any amounts outstanding with Old Indiana Limited Liability Company.

The Company has additional leases with a net investment balance of approximately $1.2 million which are not performing in accordance with their contractual terms at March 31, 1997. Management of the Company has reviewed its collateral position on these transactions and has consulted with legal counsel. Based on this review and consultation, management believes that the Company is adequately secured and will recover all amounts presently owed.

Management of the Company is actively pursuing the resolution of these finance receivables, and expects that all of the non-performing leases will either be repaid or brought current in accordance with their contractual provisions.

FORWARD-LOOKING STATEMENTS:

The statements contained in this filing on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including changes in interest rates and spending on food prepared outside the home; competitive or regulatory changes that affect the cost of or demand for the Company's lease product; and the availability of funds or third-party financing sources to allow the Company to purchase equipment and enter into new leases. The Company's future results also could be adversely affected if it is unable to resolve the current non-performing leases in its portfolio without significant loss.

                                  PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

            During the quarter ended March 31, 1997, the Company issued a new Series C Preferred Stock and redeemed its Series B Preferred Stock and related warrants as described in Management's Disucssion and Analysis-Liquidity and Capital Resources and footnote 5 to the financial statements. The Series C Preferred Stock were sold to three venture capital firms and not registered under the Securities Act, but issued on reliance of Section 4(2)


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The exhibits listed on the Index to Exhibits appearing on page 15 are filed herewith.

            (b) On April 14, 1997, the Company filed a Current Report on Form 8-K dated March 28, 1997, describing the Series C Preferred Stock and Subordinated Debt transaction, and its impact on the voting power of the Company.

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




MERIDIAN FINANCIAL CORPORATION

By: /S/ MICHAEL F. MCCOY
Michael F. McCoy
President




By: /S/ GERALD W. GERICHS
Gerald W. Gerichs
Vice President, Secretary
and Treasurer
(Principal Financial Officer)

Date:   May 14, 1997

Index To Exhibits
                                                                        Page No.
                                                                        In This
Exhibit No.                        Description                          Filing
3-A  (1)  Articles of Incorporation of Registrant, as amended to date
3-B  (1)  By-Laws of Registrant, as amended to date
10-U (1)  Credit Agreement dated April 18, 1997 with LaSale National Bank
10-V (1)  Security Agreement and Master Assignment of Leases dated
            April 18, 1997 with LaSalle National Bank
10-W (1)  Subordination and Intercreditor Agreement between the Company, the Purchasers and LaSalle National Bank
10-x (1)  Initial Credit Line Note in connection with the LaSalle National
          Bank Credit Agreement
10-y (1) Agreement dated September 18, 1996 with AT & T Commercial Finance Corporation
27   (1)  Financial Data Schedule

<F1>
(1) Filed with this report on Form 10-QSB