Form 10QSB
period 1997-06-30
MERIDIAN FINANCIAL CORP
filed 1997-08-14
CIK 917214

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from __________ to __________

Commission file number        33-75594




MERIDIAN FINANCIAL CORPORATION
(Name of small business issuer in its charter)



Indiana                                 35-1894846
(State   or   other  jurisdiction      (I.R.S. Employer Identification No.)
incorporation or organization)

9265 Counselor's Row, Suite 106
Indianapolis, Indiana  46240-6402
(Address of principal executive offices)

(317) 814-2000
(Issuer's telephone number)




Check whether the issuer (1)  filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Number of common shares, without par value, outstanding at August 12, 1997:
1,000

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

MERIDIAN FINANCIAL CORPORATION

FORM 10-QSB

INDEX

                                                                      Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets at June 30, 1997 and
            September 30, 1996                                           3

          Condensed  Statements of Earnings (Loss) for the three months
            and the nine months ended June 30,1997 and 1996              4

          Condensed Statements of Cash Flows for the nine months
            ended June 30, 1997 and 1996                                 5

          Notes to Condensed Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                             13

Index to Exhibits                                                       15

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements

MERIDIAN FINANCIAL CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

                                                     June 30,      September 30,
                                                       1997           1996
ASSETS

Finance receivables, net:
   Net investment in direct financing leases         $ 8,182,687   $ 5,425,285
   Loans receivable                                       -            781,940
     Total finance receivables                         8,182,687     6,207,225

Cash                                                     977,938       115,744
Cash held in origination account                           3,658         4,252
Debt service reserve funds                               112,467       156,789
Debt issue costs, net                                    439,256       610,321
Other assets                                             569,772       268,483
Total assets                                         $10,285,778   $ 7,362,814


LIABILITIES AND
SHAREHOLDERS' EQUITY


Bonds payable                                        $ 5,623,352   $ 6,382,117
Warehouse line of credit                               2,025,000        -
Subordinated debt                                        512,500        -
Accounts payable and accrued expenses                    199,921        59,900
  Total liabilities                                    8,360,773     6,442,017


SHAREHOLDERS'  EQUITY:
   Preferred stock                                     3,203,060     1,789,560
   Common stock                                           68,533        68,533
   Additional paid-in capital                              -            37,500
   Accumulated deficit                                (1,346,588)     (974,796)
     Total shareholders' equity                        1,925,005       920,797
     Total liabilities and shareholders' equity      $10,285,778   $ 7,362,814


The accompanying notes are an integral part of these condensed financial statements.
3




MERIDIAN FINANCIAL CORPORATION
CONDENSED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)


                                      Three months ended      Nine months ended
                                           June 30,                 June 30,
                                      1997        1996        1997        1996
REVENUE:
   Interest income from leases and
     mortgage loan                    $ 279,085   $256,978    $ 852,216   $ 766,105
   Gains from brokerage activities      -          132,613        5,194     132,613
   Gains on early termination of leases   1,567       -          50,709      43,344
   Investment income and other           21,821     29,341       34,150      87,669
           Total revenue                302,473    418,932      942,269   1,029,731

EXPENSES:
   Interest expense                     236,878    227,697      692,915     678,824
   Provision for credit losses           22,079       -          22,079        -
   Legal and professional                15,162     12,000       44,252      41,050
   Other general and administrative     193,786    103,976      465,815     322,141
           Total expenses               467,905    343,673    1,225,061   1,042,015

NET EARNINGS (LOSS)                    (165,432)    75,259     (282,792     (12,284)

   Less - Preferred stock dividends     (10,000)   (40,000)     (89,000)   (120,000)

EARNINGS (LOSS) TO COMMON
    SHAREHOLDERS                      $(175,432)  $ 35,259    $(371,792)   $(132,284)

EARNINGS (LOSS) PER COMMON
    SHARE                             $ (175.43)  $ 26.44     $ (371.79)   $(132.28)



The accompanying notes are an integral part of these condensed financial statements.

4





MERIDIAN FINANCIAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              Nine Months Ended
                                                                    June 30,
                                                                1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                         $  (282,792)  $ (12,284)
   Adjustments to reconcile net earnings (loss)
      to net cash from operating activities-
         Depreciation and amortization                            243,643      243,997
         Capitalization of subordinated debt interest              12,500       -
         Provision for credit losses                               22,079       -
         Increase in other assets                                 (26,814)    (106,767)
         Increase (decrease) in accounts payable
           and accrued expenses                                    40,939      (72,343)
             Net cash provided by (used in) operating activities    9,555       52,603

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to direct financing leases                        (4,129,539)  (2,583,600)
   Principal payments received on direct financing leases
       and loans receivable                                     2,089,077    2,081,936
   Other                                                               -       (33,493)
             Net cash provided by (used in)investing activities(2,040,462)    (535,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Series C Preferred Stock, net      2,876,000       -
   Proceeds from issuance of Subordinated Debt                    500,000       -
   Redemption of Series B Preferred Stock                      (1,500,000)      -
   Proceeds from issuance of bonds payable                          -        1,375,000
   Principal payments on bonds payable                           (758,765)    (631,063)
   Proceeds from bank borrowings                                3,127,884       -
   Principal payments on bank borrowings                       (1,102,884)      -
   (Increase) decrease in cash held in debt service
      reserves and origination accounts                            44,916      (74,713)
   Financing costs paid                                          (205,050)    (129,375)
   Preferred stock dividends                                      (89,000)    (120,000)
   Other                                                            -          (68,383)
              Net cash provided by financing activities         2,893,101      351,466

NET CHANGE IN CASH                                                862,194     (131,088)
CASH, at beginning of period                                      115,744      311,701
CASH, at end of period                                        $   977,938  $   180,613

The accompanying notes are an integral part of these condensed financial statements.
5



MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

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

2.      Accounting Policy - Allowance for Credit Losses

The allowance for credit losses is increased by charges to income and decreased by chargeoffs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and curret economic conditions. Leases are charged off when deemed uncollectible.

3.      Finance Receivables:

The components of the Company's net investment in direct financing leases are as follows:

                                            June 30,        September 30,
                                            1997            1996

Minimum lease payments to be received    $  10,759,071   $   7,524,065
Less - Unearned income                      (2,554,305)     (2,098,780)
Less - Allowance for credit losses             (22,079)          -
  Net investment in direct
    financing leases                     $   8,182,687   $   5,425,285


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

The Company has additional leases with a net investment balance of approximately $1.2 million which were not performing in accordance
with their contractual terms at June 30, 1997.   Management of the Company
has reviewed its collateral position on these transactions and has consulted with legal counsel. Based on this review and consultation, management believes that the Company is adequately secured and will recover all amounts presently owed. Management of the Company continues to actively pursue the resolution of these finance receivables, and expects that all of the nonperforming leases will either be repaid or brought current in accordance with their contractual provisions.

MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

4.      Bonds Payable:

At June 30, 1997, bonds payable consist of two series of bonds, bearing interest at rates of either 9% or 10% ($2,572,772 at 9% and $3,050,580 at 10%) collateralized by equipment purchased and leases originated from proceeds of the offerings, cash held in the origination account, and by debt  service  reserve  funds  held  by a trustee.  The two series are  not
cross-collateralized, but are cross-defaulted.   Quarterly  principal
payments  are  required  from  the principal portions of the
related lease payments received  by  the  Company.   Based on the leases in
place as of June 30, 1997, quarterly principal payments for the next twelve months are expected to total approximately $1,242,000.

5.      Preferred Stock and Subordinated Debt Infusion:

On March 28, 1997, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Inroads Capital Partners, L.P. ("Inroads"), Mesirow Capital Partners VII, an Illinois Limited Partnership ("Mesirow"), Edgewater Private Equity Fund II, L.P. (the latter three parties being the "Purchasers"), Michael F. McCoy ("Mr. McCoy") and William
L. Wildman ("Mr. Wildman") pursuant to which the Purchasers have purchased from the Company a total of 3,000 shares of the Company's Series C
Convertible  Preferred  Stock   (the "Preferred Shares") and
$500,000 aggregate principal amount of 10% Subordinated Notes due March 31,
2002 (the "Notes").   The  aggregate  purchase  price  for  the  Preferred
Shares was $3,000,000 and the aggregate purchase price for the Notes was $500,000. Subject to certain conditions, the Purchasers are obligated under the Purchase Agreement to purchase an additional $3,000,000 aggregate principal amount of Notes.

The Subordinated Debt is subject to a Subordination and Intercreditor Agreement between the Company, the Purchasers and LaSalle National Bank,
the Company's lender as described in footnote  6.   The Subordinated Debt is
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

MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)


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

6.      Bank Credit Facility:

On  April  18,  1997,  the  Company   finalized  a  Credit  Agreement  (the
"Agreement") with LaSalle National Bank.  The Agreement consists  of  a
$5 million warehouse line, which will convert to a term loan six months after the effective date. This facility replaces the Company's previous $1 million facility. The interest rate on the warehouse line is either prime plus 1%, or LIBOR plus
300 basis points, at the option of the Company. Upon conversion to a term loan, the interest rate will be either (1) prime plus 1.25%, (2) LIBOR plus 325 basis points, or (3) the treasury rate for similar maturities plus
325 basis points, each at the option of the Company. The term loan will be for a three year period.

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

Subject   to   the  Purchasers  acquiring  the  additional  $3  million  in subordinated notes as described in footnote 5, and certain other conditions, LaSalle National Bank has committed to raise the credit facility to a total of $10 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Overview:

The Company's cash in-flows consist primarily of lease payments from lessees, borrowings under credit facilities and the proceeds of financing transactions, as discussed below. The Company's cash out-flows consist primarily of investments in leases, debt service obligations, dividend payments on the Company's preferred stock, and general and administrative expenses. The profitability of the Company depends largely on the Company's ability to enter into suitable leases, to realize an adequate spread between the interest rate paid by the Company on its borrowings and the implicit interest rate charged on the leases, and to avoid defaults by the lessees.

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

In conjunction with the above transaction, on April 18, 1997, the Company entered into a Credit Agreement (the "Agreement") with LaSalle National Bank for a total of $5 million, which will be raised to $10 million when the additional $3 million of subordinated debt is infused, and subject to compliance with existing covenants. The Agreement consists of a $5 million warehouse line, which will convert to a term loan six months after the effective date. This credit facility replaces the Company's $1 million warehouse line with a different bank. The Company is in discussions with other banks and financial enterprises interested in participating in the LaSalle credit facility, with the goal being a $25 million facility.

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

Analysis of Cash Flows:

Net cash flows from operating activities result primarily from net earnings or losses, adjusted for non-cash items such as depreciation and amortization of assets and from changes in working capital. The Company experienced net cash inflows from operations of $9,555 for the nine months ended June 30, 1997, compared to a net cash inflow of $52,603 for
the nine months ended June 30, 1996.   The  decrease  in  cash  flows  from
operations from period to period is due primarily to a decrease in gains in brokerage activity of $5,194 in the 1997 period compared with $132,613 in the 1996 period.

Net  cash  flows   used   in  investing  activities  consist  primarily  of
investments in leases, which is the Company's primary requirement for cash, and principal payments received from lessees, which is one of the Company's principal sources of cash. During the nine months ended June 30, 1997, the
Company   invested $4,129,539  in  twenty-nine leases, compared  to
$2,583,600 in eighteen leases for the same period in 1996. Principal payments received on leases and loans receivable totaled $2,089,077 for the nine months ended June 30, 1997 compared to $2,081,936 for the same
period  in  1996.   Principal  payments  received  in  the 1997 period
include approximately $145,000 from brokerage activity and approximately $1,132,000 from early terminations and the prepayment of the mortgage
loan  receivable.   The 1996 period includes approximately $816,000 from
brokerage activity and $754,000 from the early terminations of leases. Investments in leases and principal payments received on leases are expected to grow in future periods.

Cash  inflows  from  financing activities have consisted of bank borrowings
and proceeds from the sale  of  equity and debt  securities.   Cash  outflows
consist of costs incurred in the sale of the securities, principal payments on borrowings and debt securities, preferred stock dividends, and amounts deposited in the debt service reserve and origination accounts. As previously described, on March 28, 1997, the Company raised $3,500,000 in the form of $3,000,000 of Series C Preferred Stock and $500,000 of subordinated debt. In conjunction with the preferred stock and subordinated debt infusion, the Company utilized $1,500,000 of the proceeds to redeem all of the Company's outstanding Series B Preferred Stock and warrants to purchased Common Shares (which were owned by the holders of the Series B Preferred Stock). As a result of the redemption of the Series B
Preferred  Stock,  future  preferred  stock   dividends requirements will be
reduced to $10,000 per quarter. Also during the nine months ended June 30, 1997, the Company had borrowings and repayments totaling $1,102,884 on its previous $1 million warehouse line. On April 18, 1997, the Company entered into a $5 million credit facility with LaSalle National Bank, and through June 30, 1997 has borrowed $2,025,000 on this line. In the 1996 period, the Company sold $1,375,000 of bonds prior to the expiration of the offering on December 31, 1995. Management anticipates that the Company's primary cash inflows from financing activities in the future will be from the new senior credit facility, and that the amount of borrowings will continue to grow as the Company's growth in leasing transactions continues.

Results of Operations:

For the nine months ended June 30, 1997, the Company reflected an operating loss, before preferred dividend requirements, of $282,792 compared to a loss for the same period in 1996 of $12,284. Gains from brokerage activities were $5,194 in the 1997 period compared to $132,613 in the 1996 period. Brokerage gains will fluctuate from period to period, however the Company expects these gains to increase in the future. Preferred dividend requirements totaled $89,000 and $120,000 in the 1997 and 1996 period, respectively. Dividends were reduced in the 1997 period due to the redemption of the Series B Preferred Stock. The
Series C Preferred Stock requires no dividend payments.

Interest income from leases, loans receivable and invested funds for the nine months ended June 30, 1997 was $886,366 and interest expense was $692,915 in the same period, or a net interest spread of $193,451, compared to $853,774 of interest income, $678,824 of interest expense, and a net interest spread of $174,950 in the comparable period in 1996. In future periods, management expects the interest spread to increase as the Company continues to invest in new leases and initiates the new senior credit facility and realizes the effects of the Series C Preferred Stock and Subordinated Debt infusions, both of which should lower the Company's overall cost of funds.

Other general and administrative  expenses increased approximately $166,000
during the nine months  ended  June  30,  1997  compared   to  the  same
period in 1996. Approximately $60,000 of this increase reflects the increased travel and marketing efforts to generate new business, in anticipation of the capital infusion and senior credit facility as described in Liquidity and Capital Resources. Payroll related costs and consulting fees for the 1997 period have also increased approximately $54,000
compared to the 1996 period.   In  addition, effective April 1,1997, the
Company has begun accruing a general reserve for losses on finance receivables, which total approximately $22,000 as of June 30, 1997. The decision to begain accruing a provision for credit losses is not related to changes in the condition of the portfolio, but rather, it is related to the portfolio growth that is taking place as a result of the capital transactions previously discussed.

The Company anticipates a significant increase in the amount of lease transactions in the future. However, with its management team and systems in place, general and administrative costs going forward should be relatively fixed, with the exception of a limited number of personnel additions
required   by  anticipated  growth  in  the  Company's   lease   portfolio.
Therefore, interest earned on leases is expected to grow at a much faster pace than the general and administrative expenses.

Impact of Interest Rate Changes and the Restaurant Industry:

The overall strength of the  U.S.  economy  and  the  general interest rate
environment have remained relatively stable during the past few years.   To
date the Company has funded its fixed rate leases with fixed rate debt, with similar duration, thereby avoiding any interest rate risk. While a dramatic rise in future interest rates would not have a direct impact on leases booked to date, it may have an impact on the restaurant industry's growth rate. A rising interest rate environment may also impact the Company's future gains on brokerage activities. The new credit facility with LaSalle National Bank allows for various interest rate options, including fixed rates, and the Company expects to utilize interest rate caps when necessary to limit its exposure to interest rate risk.

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

The Company has additional leases with a net investment balance of approximately $1.2 million which are not performing in accordance with their contractual terms at June 30, 1997. Management of the Company has reviewed its collateral position on these transactions and has consulted with legal
counsel.   Based  on  this  review  and  consultation, management believes that the Company is adequately secured and will recover all amounts presently owed.

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



MERIDIAN FINANCIAL CORPORATION




By: /s/ Michael F. McCoy
Michael F. McCoy
President




By: /s/ Gerald W. Gerichs
Gerald W. Gerichs
Vice President, Secretary
and Treasurer
(Principal Financial Officer)

Date:   August 13, 1997

INDEX TO EXHIBITS

                                                                       Page No.
Exhibit                                                                In this
No.             Description                                            Filing


10-U    (1)     Credit Agreement dated April 18, 1997 with LaSalle National
                Bank

10-V    (1)     Security Agreement and Master Assignment of Leases dated
                April 18, 1997 with LaSalle National Bank

10-W    (1)     Subordination  and  Intercreditor  Agreement   between  the
                Company, the Purchasers and LaSalle National Bank

10-X    (1)     Initial  Credit  Line  Note in connection with the  LaSalle
                National Bank Credit Agreement

11      (2)     Computation of Per Share Earnings <Loss>

27      (2)     Financial Data Schedule

(1) The copy of this exhibit is incorporated by reference to the exhibit with the same number filed as part of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period March 31, 1997.

(2)     Filed with this report on Form 10-QSB.



15