Form 10KSB
period 1997-09-30
MERIDIAN FINANCIAL CORP
filed 1997-12-31
CIK 917214

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
ANNUAL REPORT
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended September 30, 1997

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

9265 Counselor's Row, Suite 106
Indianapolis, Indiana
46240-6402
(Address of principal executive offices)
46240-6402
(Zip Code)

(317) 814-2000
(Issuer's telephone number)

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

Issuer's revenues for the fiscal year ended September 30, 1997:
$1,323,074

Aggregate market value of the voting stock held by non-affiliates: The voting stock of the Company is closely-held and there is no market for it.

Number of common shares, without par value, outstanding at December 19, 1997: 1,081.63

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format:      Yes [  ]  No [X]

MERIDIAN FINANCIAL CORPORATION
Indianapolis, Indiana

Annual Report to Securities and Exchange Commission
September 30, 1997

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

Meridian Financial Corporation (the "Company") is an Indiana corporation organized in 1993 to engage primarily in the business of commercial equipment leasing to franchisees of national restaurant chains under full-payout, triple-net leases. As of September 30, 1997, the Company's total finance receivables were approximately $10.9 million.

Through 1996, the Company funded its purchases of equipment primarily through the proceeds of a private placement of five-year bonds, a public offering of five-year bonds, and private placements of common and preferred stock. During 1994 and 1995, the Company issued and sold approximately $7.8 million aggregate principal amount of bonds under an indenture of trust, the net proceeds of which were used to fund equipment leases. The Company's payment obligations on the bonds are secured by security interests in the equipment acquired with the proceeds, collateral assignments of the related leases, and a debt service reserve fund on deposit with the trustee. Also during 1994, the Company realized net proceeds of approximately $1.4 million from the issuance of preferred stock together with warrants to purchase common stock. These proceeds were used to fund finance receivables and for general corporate purposes.

During the year ended September 30, 1997, the Company successfully completed two financing transactions, which represent the culmination of efforts to find other sources of financing since the expiration of the public offering of bonds on December 31, 1995. On March 28, 1997, the Company entered into a transaction with three venture capital funds which raised $6.5 million of new capital in two stages. This capital is in the form of a new Series C Convertible Preferred Stock ($3 million) and Subordinated Debt ($3.5 million in two stages). The Company utilized $1.5 million of the proceeds to redeem its Series B Preferred Stock and related warrants. In conjunction with this capital transaction, on April 18, 1997 the Company entered into a Credit Agreement (the "Agreement") with LaSalle National Bank for a total of $10 million. The Agreement consists of two $5 million warehouse lines, which convert to term loans six months after their respective effective dates.

The closing of these two financing transactions allows the Company access to significant amounts of capital which previously had not been available. The Company expects to be able to grow the Company's portfolio at a much faster rate than in the past, while maintaining a debt-to-equity ratio that is below industry average. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

The Company also has an agreement to sell leases to a third party from time to time on a non-recourse basis, which was entered into during fiscal 1996. This brokerage activity allows the Company to recognize immediate income on brokered transactions and reinvest the proceeds into new leases. At September 30, 1997, the Company had a loan held for sale totaling approximately $1,317,000.

The Company currently has seven full-time employees. The Company's executive offices are located at 9265 Counselor's Row, Suite 106, Indianapolis, Indiana 46240-6402, and its telephone number is (317) 814-2000.

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

The Company also has opportunities to review equipment financing transactions which are outside of the Company's target market, and which principally arise through referrals. These non-restaurant deals are considered by management on a case-by-case basis.


Leasing Activities

The Company has entered into restaurant equipment leases with franchisees representing a wide variety of national restaurant chains. As of September 30, 1997, the Company's finance receivables total $10.9 million. Those chains representing more than 5% of the total finance receivables include Great Steak and Potato, Papa John's Pizza, Golden Corral, Red River Barbecue, Pollo Rey, Checkers Double Drive Thru and T.G.I.Friday's. The current portfolio represents 18 different franchise restaurant concepts.


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

Purchases of equipment may be made directly from manufacturers, from dealers, from independent third parties, or from existing users subject to sale-leasebacks. In most cases, management of the Company does not obtain appraisals or other indications of fair value of the equipment acquired because all equipment is acquired subject to full-payout leases, and because most of the equipment is new and is purchased from vendors specified by the franchisor.

Leases

Although certain minimum requirements must be met for each lease, the terms and conditions of the leases are determined by negotiation between the Company and the lessee and may vary from lease to lease. All of the Company's current leases have a fixed base lease rate, however future leases may provide for percentage rentals subject to a specified guaranteed minimum. All of the Company's leases are full-payout, non-cancelable leases, and most have non-renewable five-year terms. At the termination of each lease, the lessee is required to purchase the equipment subject to the lease for an amount agreed upon by the Company and the lessee at the inception of the lease. Each of the Company's present leases is a triple-net lease, which requires the lessee to repair and maintain the equipment, pay all taxes relating to the lease and the lessee's use of the equipment, and bear the entire risk of the equipment being lost, damaged, destroyed or rendered unfit or unavailable for use. Historically the Company has retained and serviced all of its leases, except for those sold to a third party on a non-recourse basis, and it reserves the right to sell its interest in other leases and the underlying equipment.

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

As of December 19, 1997, the Company had declared only two lessees in the franchise restaurant industry to be in default under their leases. One of those defaults was resolved without loss to the Company and the other is still in process. In addition, at such date, two lessees outside the restaurant industry had been declared to be in default. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Risk."

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

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not presently a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the shareholders of the Company was held on August 15, 1997. During the meeting, common shareholders and Series C preferred shareholders voted on the election of directors. The By-Laws of the Company call for a Board of Directors consisting of five members, however, only four nominees were chosen and each was re-elected by unanimous vote of the shareholders present at the meeting. The following identifies each nominee by name and tabulates the votes cast in his election:

            DIRECTORS ELECTED BY COMMON                      VOTES CAST FOR
            SHAREHOLDERS
            Michael F. McCoy                                 3,880
            Jerrold B. Carrington                            3,880
            Thomas E. Galuhn                                 3,880
            Salvatore F. Mulia                               3,880

No other matters were voted on during the meeting.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no public trading market for the Company's common shares. As of December 19, 1997, there were 11 holders of record of the common shares. No cash dividends were declared or paid on the common shares in fiscal 1996 and 1997.

The terms of the Company's Series A Preferred Stock provide that no dividends (other than dividends paid in common shares) may be paid or declared and set aside for payment or other distribution upon the common shares unless full cumulative dividends on the Series A Preferred Stock have been paid. The terms of the Company's Series C Convertible Preferred Stock provide that the approval of the holders of at least two-thirds of the outstanding shares of Series C Convertible Preferred Stock, voting separately as a series, is required prior to the purchase of, or payment of any dividends or distributions on, any shares of stock of the Company other than the Series C Convertible Preferred Stock, except for dividends on the common shares payable solely in the form of additional common shares and for regular quarterly dividends on the Series A Preferred Stock. The Company's Articles of Incorporation and the Indiana Business Corporation Law further provide that no dividend or other distribution may be made upon any shares if, after giving it effect, the Company would be unable to pay its debts as they become due in the usual course of business or the Company's total assets would be less than its total liabilities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The profitability of the Company depends largely on the Company's ability to enter into suitable leases, to realize an adequate spread between the interest rate paid by the Company on its borrowings and the implicit interest rate charged on the leases, and to avoid defaults by the lessees. The closing of two financing transactions during the year ended September 30, 1997 allows the Company access to significant amounts of capital which previously had not been available. The Company expects to be able to grow the Company's portfolio at a much faster rate than in the past, while maintaining a debt-to-equity ratio that is below industry average.

Liquidity and Capital Resources

Through September 30, 1996, the Company had completed two private equity offerings, one private debt offering and one public debt offering. All of the offerings initiated by the Company had been part of a detailed financial plan devised by the Company to provide funds for investment in leasing or lending transactions and for working capital while maintaining a proper debt to equity ratio. As of September 30, 1996, the Company's debt to equity ratio was 6.9 to 1, which was slightly higher than the industry average for independent financial services companies of approximately 6.6 to 1, according to the 1995 Survey of Industry Activity & Business Operations conducted by the Equipment Leasing Association.

During the year ended September 30, 1997, the Company entered into two separate financing transactions which provides the Company with significant amounts of capital to grow the Company's portfolio.

Preferred Stock and Subordinated Debt Transaction

On March 28, 1997, the Company entered into a $6.5 million Securities Purchase Agreement (the "Purchase Agreement") with Inroads Capital Partners, L.P. ("Inroads"), Mesirow Capital Partners VII, an Illinois Limited Partnership ("Mesirow"), Edgewater Private Equity Fund II, L.P. (the latter three parties being the "Purchasers"), Michael F. McCoy ("Mr. McCoy") and William L. Wildman ("Mr. Wildman") pursuant to which the Purchasers have purchased from the Company a total of 3,000 shares of the Company's new Series C Convertible Preferred Stock (the "Preferred Shares") and $3,500,000 aggregate principal amount of 10% Subordinated Notes due March 31, 2002 (the "Subordinated Notes"). The aggregate purchase price for the Preferred Shares was $3,000,000 and the aggregate purchase price for the Subordinated Notes was $3,500,000. On March 28, 1997, $500,000 of the Subordinated Notes were purchased, and the remaining $3,000,000 of Subordinated Notes were purchased on September 18, 1997.

The Subordinated Notes are subject to a Subordination and Intercreditor Agreement between the Company, the Purchasers and LaSalle National Bank, the Company's new lender as further described below under the heading "Bank Credit Facility".

The Company utilized $1.5 million of the proceeds of the sale of the Preferred Shares to redeem all of the Company's outstanding Series B Preferred Stock and warrants to purchase Common Shares (which were owned by the holders of the Series B Preferred Stock).

Bank Credit Facility

In conjunction with the above described equity infusion, on April 18, 1997, the Company entered into a Credit Agreement (the "Agreement") with LaSalle National Bank. The Agreement consists of a total of $10 million, in the form of warehouse lines which convert to term loans within six months after their effective dates. The interest rate on the warehouse lines is either prime plus 1%, or LIBOR plus 300 basis points, at the option of the Company. Upon conversion to a term loan, the interest rate will be either (1) prime plus 1.25%, (2) LIBOR plus 325 basis points, or
(3) the treasury rate for similar maturities plus 325 basis points, each at the option of the Company. The term loans will initially be for two and a half year periods.

The warehouse lines require monthly payments of interest only. The term loan requires monthly payments of principal and interest, with the principal portion based on a five year level amortization.

Upon conversion from a warehouse line to a term loan, the Company intends to enter into swaps which will hedge the Company against interest rate risk on the floating rate options.

As of September 30, 1997, the Company had borrowed $1,629,000 against this line of credit, which results in additional availability under the line of $8,371,000. While there is additional borrowing capacity under the credit line currently, the Company will need to obtain additional bank financing during fiscal 1998 in order to meet its projected portfolio growth rate under its five year financial plan.

At September 30, 1997, the Company's debt-to-equity ratio (as defined in the Credit Agreement, and which is based on debt to tangible net worth) was 1.58 to 1, which was well below industry average of 6.6 to 1.

Brokerage Activity

The Company also has an agreement to sell leases to a third party from time to time on a non-recourse basis, which was entered into during fiscal 1996. This brokerage activity allows the Company to recognize immediate income on brokered transactions and reinvest the proceeds into new leases, and allows for another source of liquidity. It is the Company's intention to continue to pursue sales of future leases to third parties as part of the Company's overall financial plan.


Management believes that its overall sources of liquidity will continue to be sufficient to satisfy the foreseeable financial obligations of the Company. Management of the Company knows of no material requirements for capital expenditures other than to enter into leases.

Analysis of Cash Flows

Net cash flows from operating activities result primarily from net earnings or losses, adjusted for non-cash items such as depreciation and amortization of assets and from changes in working capital. For the year ended September 30, 1997, the net cash outflow from operations was $1,292,255, compared with $41,645 of net cash inflow from operations for the prior year. The primary component of cash outflow from operations was the origination of a loan held for sale totaling $1,317,707 in connection with the Company's brokerage activity. The sale of this loan in the future will result in a cash inflow from operations. Excluding the outflow from the loan held for sale, the most significant contributor to operating cash flow is the net earnings before non-cash charges for depreciation and amortization, capitalization of interest on subordinated debt and provisions for credit losses. Net earnings before these non-cash charges were $1,547 in 1997 compared to $282,668 in 1996. This decrease in income before non-cash charges, totaling $281,121 from year to year, was impacted by the decrease in gains from brokerage activity totaling $5,194 for 1997 compared with $149,144 for 1996, and the increase in general and administrative expenses of $227,970 from fiscal 1996 to fiscal 1997. Brokerage activity will fluctuate from year to year, but remains a goal of the Company as part of its financial plan.

Net cash flows used in investing activities consist primarily of investments in leases, which represents the Company's primary requirement for cash, and principal payments received on its finance receivables, which is currently the Company's principal source of cash. During the year ended September 30, 1997, the Company invested $5,671,823 in forty-one leases (excluding the loan held for sale), compared to $2,796,043 in twenty-four leases for fiscal 1996. This increased level of investment in leases is a direct result of the Company's financing transactions as previously described. Principal payments received on leases and loans receivable totaled $2,208,695 for fiscal 1997 compared to $1,550,935 for fiscal 1996. Principal payments received in fiscal 1997 include approximately $1,167,000 from the early termination of leases and payoff of the mortgage loan receivable, compared to $754,000 from the early terminations of leases during 1996. The remaining increase in principal payments received reflects the growth in the Company's finance receivable portfolio from year to year. Investments in leases and principal payments received on leases are expected to continue to grow in future periods.

Cash inflows from financing activities consist of proceeds from the sale of equity and debt securities, and the proceeds from bank borrowings.
Cash outflows consist of costs incurred in the sale of the securities, principal payments on debt securities and bank borrowings, preferred stock dividends, and amounts deposited in the debt service reserves and the origination accounts. During the year ended September 30, 1997, the Company received proceeds from the sale of Series C Convertible Preferred Stock of $2,876,000 net of expenses and $3,500,000 from the issuance of the Subordinated Notes, and utilized $1,500,000 of these proceeds to redeem its Series B Preferred Stock and related warrants, all in conjunction with the Company's equity financing as previously described in Liquidity and Capital Resources. As a result of the redemption of the Series B Preferred Stock, future preferred stock dividend requirements will be reduced to $40,000 per year, compared with $160,000, as the Series C Convertible Preferred Stock has no dividend requirement. In addition, the Company received a net $1,629,000 (draws net of paydowns) in conjunction with the Company's new bank credit facility. During the year ended September 30, 1996, the Company sold $1,375,000 of bonds, and utilized an additional $972,000 of cash in the origination account as financing sources. Principal payments on bonds payable increased during 1997 to $909,834 from $831,381 during 1996, reflecting the increase in principal payments received on direct financing leases from year to year.

Results of Operations

For the year ended September 30, 1997, the Company incurred an operating loss, before preferred dividend requirements, of $425,984 compared to a loss for the same period in 1996 of $44,533. Gains from brokerage activities were $5,194 in the 1997 period, compared to $149,144 in the 1996 period. Brokerage gains will fluctuate from period to period. Preferred dividend requirements totaled $99,000 in fiscal 1997 and $160,000 in 1996. The decrease is due to the redemption of the Series B Preferred Stock.

Interest income from finance receivables and invested funds for the year ended September 30, 1997 was $1,267,171 and interest expense was $982,956 in the same period, or a net interest spread of $284,215, compared to a net interest spread of $243,737 in fiscal 1996. In future periods, management expects the interest spread to increase as the Company continues to invest in new leases, and realizes the benefits from its new bank financing arrangements which will lower the Company's overall cost of funds.

Effective April 1, 1997, the Company has begun accruing a general reserve for losses on finance receivables based on the volume of new lease production. For the year ended September 30, 1997, provisions for credit losses totaled approximately $57,000. The decision to begin accruing a provision for credit losses is not related to changes in the condition of the portfolio, but rather, it is related to the portfolio growth that is taking place as a result of the capital transactions previously discussed.

Other general and administrative expenses increased approximately $228,000 for the year ended September 30, 1997 compared to fiscal 1996. Approximately $71,000 of this increase reflects the increased travel and marketing efforts to generate new business, in anticipation of the capital infusion and senior credit facility as described in Liquidity and Capital Resources. Payroll related costs and consulting fees for the 1997 period have also increased approximately $105,000 compared to the 1996 period, as the number of employees has increased from five to seven from 1996 to 1997.

The Company is already experiencing, and expects to continue to experience, a significant increase in the amount of funded lease transactions. However, with its management team in place, general and administrative costs going forward should be relatively fixed, with the exception of a limited number of personnel additions required by anticipated growth in the Company's lease portfolio. Therefore, the interest spread on finance receivables is expected to grow at a much faster pace than the related general and administrative expenses.

Impact of Interest Rate Changes and the Restaurant Industry

The Company markets and funds fixed rate leases, and has attempted to raise funds for investment in new leases at fixed interest rates, and similar duration, thus virtually eliminating interest rate risk. This was accomplished in prior years with the Five Year Series I and II Bonds sales. The Company's current borrowings also allow the Company to manage exposure to interest rate risk. The new Subordinated Notes bear interest at a fixed rate of 10%. With the use of swaps in conjunction with the term loans in the new bank credit facility, the Company expects to be able to virtually fix the rate of interest on the term loans. The first warehouse loan rolled into a term loan on November 18, 1997, and the Company has utilized a LIBOR based swap to effectively fix the rate on the term loan for two and a half years at an all-in rate of 9.37%. The warehouse lines which the Company is utilizing carry a variable rate of interest, but have a duration of only six months. While a dramatic rise in future interest rates would not have a direct impact on leases booked to date, it may have an impact on the restaurant industry's growth rate. A rising interest rate environment may also impact the Company's future gains on brokerage activities.

In the last ten years, the franchise restaurant industry has experienced rapid growth and the number of franchise units continues to grow. As some concepts begin to reach a mature stage, and it becomes increasingly more difficult to sustain a high level of growth in sales, the market is experiencing a significant increase in the number of new concepts emerging. Since the Company's target market is the smaller chains (from 100 to 500 units), this increase in new concepts should provide the Company with an increase in prospective lease deals. In addition, as large metropolitan areas in some geographic areas begin to reach saturation points from the standpoint of restaurant locations, the Company is seeing more prospective lease deals in more rural locations, which would tend to be the smaller type franchisee that the Company targets.

Inflation has not had a material effect on the Company's operations.

Credit Risk

Since inception of the Company through September 30, 1996, the Company had declared only three lessees to be in default under their leases. The first two defaults have been resolved and payments remain current. The third default is currently being addressed. Management expects the Company to recover in full its net investment in the lease.

In addition, during the year ended September 30, 1997, the Company declared the mortgage loan and a lease with the same entity, and one other lease to be in default of its terms. The mortgage loan and lease with the same entity were fully collected during the year ended September 30, 1997. The other lease is in the process of collection and management expects to fully recover all amounts due.

The Company's net investment balance at September 30, 1997 in assets which are not performing in accordance with their contractual terms is approximately $1,609,000. Management of the Company has reviewed its collateral position on these credits and has consulted with legal counsel. Based on this review and consultation, management believes that the Company is adequately secured and will recover all amounts presently owed, including interest and legal and professional fees. Management of the Company is actively pursuing the resolution of these finance receivables, and expects that all of the non-performing leases will either be repaid or brought current in accordance with their contractual provisions.

The evaluation of a potential lessee's credit is an important part of the Company's underwriting procedures, but it is not the only variable. The Company looks at operations experience, collateral, the strength of personal guarantees and operating efficiency. By carefully analyzing each component, management can structure transactions which will attempt to strengthen the overall financing (by obtaining substantial other collateral, for example) and thus attempt to lower the credit risk inherent in each financing. Therefore, if a lessee were to experience difficulty in meeting its payment obligations in the future, the Company can be in a position to minimize its exposure to losses.

Forward-looking Statements

The statements contained in this filing on Form 10-KSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including changes in interest rates and spending on food prepared outside the home; competitive or regulatory changes that affect the cost of or demand for the Company's lease product; and the availability of funds or third-party financing sources to allow the Company to purchase equipment and enter into new leases. The Company's future results also could be adversely affected if it is unable to resolve the current defaults in its portfolio without significant loss.

ITEM 7.  FINANCIAL STATEMENTS.

The financial data required by this Item are set forth in the Company's financial statements contained in this report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Board of Directors of the Company consists of Michael F. McCoy,
Jerrold B. Carrington, Thomas E. Galuhn and Salvatore F. Mulia.  Mr.
McCoy serves as Chairman of the Board and President; none of the other directors is an officer of the Company. William L. Wildman serves as Vice President of the Company and Gerald W. Gerichs serves as Vice President, Secretary and Treasurer of the Company. The Company has no other officers. In connection with the issuance of the Series C Convertible Preferred Stock, the Company entered into a Voting Agreement with the Purchasers, Mr. McCoy and Mr. Wildman under which the parties agreed to cooperate to cause the Company's Board of Directors to consist of five members, one of whom would be designated by Inroads, one of whom would be designated by Mesirow, one of whom would be designated by the holders of two-thirds of the voting power of the Company exercisable by the Purchasers, and two of whom would be designated by Mr. McCoy. There is presently one vacancy on the Board of Directors. The rights of the parties to designate directors terminate under certain circumstances. Directors are elected for a term of one year and until their successors are elected and have qualified. There is no family relationship between any of the Directors or officers of the Company.

The following are brief biographies of the Directors and officers of the
Company:

Michael F. McCoy. Mr. McCoy was President, Treasurer and a Director of United Capital Leasing Corporation, a company engaged in commercial equipment leasing ("UCL"), from its inception in October 1990 until October 1993. UCL specialized in restaurant equipment leasing and maintained and serviced its own portfolio. From April 1978 to March 1991, Mr. McCoy was Vice President of Keystone Leasing Corporation, a company engaged in the equipment leasing business ("Keystone"). During this period of time, Keystone originated numerous lease transactions for equipment used in restaurant, industrial, office and manufacturing industries. Substantially all of the leases arranged by Keystone were brokered for the accounts of other institutions and were full-payout, triple-net leases with lessees similar in credit experience to those targeted by the Company. Mr. McCoy received a Bachelor of Science degree and a Master's degree in Business Administration with a concentration in finance from Indiana University. He is 53 years old. Mr. McCoy has served as a Director and officer of the Company since its inception.

Jerrold B. Carrington. For the last five years, Mr. Carrington has been the General Partner of Inroads Capital Partners, L.P. ("Inroads"), a venture capital fund which invests in growing companies. Inroads is one of three venture capital funds which purchased the Company's Series C Convertible Preferred Stock and provided Subordinated Debt Financing. He received a Bachelors of Arts degree from Connecticut College with a major in Government, a Masters degree in Business Administration with a concentration in Finance from the University of Chicago and a Law degree from the UCLA Law School. Mr. Carrington is 40 years old and was elected a Director of the Company in March, 1997.

Thomas E. Galuhn. For the last five years, Mr. Galuhn has been Senior Managing Director of Mesirow Financial. Mesirow Financial is the general partner of Mesirow Capital Partners VII, an Illinois Limited Partnership, which is one of three venture capital funds which purchased the Company's Series C Convertible Preferred Stock and provided Subordinated Debt Financing. He received a Bachelors degree from Notre Dame with a major in finance and a Masters degree in Business Administration with a concentration in Finance from the University of Chicago. Mr. Galuhn is 47 years old and was elected a Director of the Company in March, 1997.

Salvatore F. Mulia. Mr. Mulia has been a Director and Secretary since 1993 of RTM Financial Services, Inc., a firm in which Mr. Mulia and his wife own 100% of the common stock. Prior to that time, he was affiliated with R.W. Pressprich, a bond trading house, as Director of Equities from May 1994 to May 1995. From May 1993 to January 1994, he was Sr. VP of Marketing for L.S.I. Financial Group, a mortgage and loan servicer.
From 1986 to May, 1993, he was a Sr. VP of GE Capital Markets. Mr. Mulia received a Bachelors degree from Brooklyn College with a major in Economics and a Masters degree in Marketing from Columbia University. He is 50 years old. Mr. Mulia was elected a Director of the Company in March, 1997.

William Wildman. Mr. Wildman was self-employed as a consultant in the equipment leasing business from July 1990 until December 1993. In such capacity he provided marketing and other consulting services to UCL and other firms. From 1985 until June 1990, Mr. Wildman was associated with Ag Services, Inc., a feed mill, originally as President and principal shareholder and, after the sale of the business to a third party, as an employee. Mr. Wildman is 49 years old. Mr. Wildman has served as an officer of the Company since November 1993.

Gerald W. Gerichs. Mr. Gerichs was Vice President of Financial Reporting of Southwestern Life Corporation, an insurance holding company, from April 1990 to December 1994. From July 1985 to March 1990, he was an Audit Manager with Coopers & Lybrand, a public accounting firm. Mr. Gerichs received a Bachelor of Science degree from the University of Kentucky with a major in accounting. He is a Certified Public Accountant and a Certified Management Accountant and is a member of the Indiana CPA Society, the American Institute of Certified Public Accountants and the Institute of Management Accountants. Mr. Gerichs is 40 years old. He has served as an officer of the Company since December 1994.

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

SUMMARY COMPENSATION TABLE
Annual Compensation
                                                       Other Annual
Name and Principal Position  Year       Salary         Compensation
Michael F. McCoy,        1997       $122,750           $ 12,469 (1)
President
                         1996       $108,000           $ 12,469 (1)
                         1995       $105,000           $ 12,469 (1)

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

The Company has entered into an employment agreement with Mr. McCoy which expires by its terms on December 31, 1997. Although Mr. McCoy's employment is expected to continue, he and the Company do not intend to enter into a new employment agreement at that time. Under the Securities Purchase Agreement dated March 28, 1997, if the Company terminates Mr. McCoy or Mr. Wildman without cause, as defined in the agreement, the Company will pay to the individual an amount equal to his base salary for the Company's most recent fiscal year ended prior to the date of such termination less any severance or similar payment payable by the Company to such officer pursuant to any agreement entered into with such officer after the date of the agreement. In addition, each of Mr. McCoy and Mr. Wildman has agreed that at all times during which he is employed by the Company and continuing for an additional period of 24 months following the date of termination of such employment he shall not compete against the Company as defined in the agreement. There are currently no other employment or similar agreements between the Company and its officers.

None of the directors receives any additional compensation for services rendered as a Director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's Common stock, Series A Preferred Stock and Series C Convertible Preferred Stock as of December 19, 1997, by each person or group of persons who is known by the Company to own beneficially more than 5% of any class of the Company's voting securities, by each of the Company's Directors and executive officers who owns any such voting securities, and by all Directors and executive officers as a group. Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all securities shown as beneficially owned by them. The Series A Preferred Stock has no voting rights with respect to the election of the Directors of the Company.

                                                       Series A               Series C Convertible
                              Common Stock             Preferred Stock        Preferred Stock
                          Number of     Percent      Number of Percent   Number of        Percent
Name                      Shares        of Class (1) Shares    of Class  Shares           of Class
Michael F. McCoy (2)             525    12.9%        70        7.0%      ---              ---
Jerrold B. Carrington (3)1,384.61538    33.9%        ---       ---       1,384.61538      46.2%
Thomas E. Galuhn (4)       807.69231    19.8%        ---       ---       807.69231        26.9%
Salvatore F. Mulia (5)        156.63     3.8%       250       25.0%      ---              ---
Inroads Capital Partners,1,384.61538    33.9%        ---       ---       1,384.61538      46.2%
L.P. (3)
Mesirow Capital Partners
VII, an Illinois Limited   807.69231    19.8%        ---       ---       807.69231        26.9%
Partnership (4)
Edgewater Private Equity
Fund II, L.P. (6)          807.69231    19.8%        ---       ---       807.69231        26.9%
RTM Financial Services,       156.63     3.8%        250       25.0%     ---              ---
Inc.(5)
William L. Wildman (2)           235     5.8%        200       20.0%     ---              ---
Gerald W. Gerichs (2)             15     0.4%         50        5.0%     ---              ---
All Directors and
executive officers as a  3,123.93769    76.5%        570       57.0%     2,192.30769      73.1%
group

(1) As of December 19, 1997, there were 1,081.63 shares of Common Stock outstanding. The Series C Convertible Preferred Stock is convertible into Common Stock at any time (on a one-for-one basis as of December 19, 1997). The percentages in this column assume the conversion of all 3,000 outstanding shares of Series C Convertible Preferred Stock into Common Stock.

(2)  The address for Messrs. McCoy, Wildman and Gerichs is 9265
Counselor's Row, Suite 106, Indianapolis, IN 46240.

(3) All shares shown as beneficially owned by Mr. Carrington are owned of record by Inroads Capital Partners, L.P. ("Inroads"). Mr. Carrington is the General Partner of Inroads. The address for Mr. Carrington and Inroads is 1603 Orrington Avenue, Suite 2050, Evanston, IL 60201.

(4) All shares shown as beneficially owned by Mr. Galuhn are owned of record by Mesirow Capital Partners VII, an Illinois Limited Partnership ("Mesirow"). Mr. Galuhn is Senior Managing Director of the general partner of Mesirow. The address for Mr. Galuhn and Mesirow is 350 North Clark Street, Chicago, IL 60610.

(5) All shares shown as beneficially owned by Mr. Mulia are owned of record by RTM Financial Services, Inc. ("RTM"). Mr. Mulia and his spouse own all of the outstanding stock of RTM. The address for Mr. Mulia and RTM is 253 Post Road West, Westport, CT 06880.

(6) The address for Edgewater Private Equity Fund II, L.P. is 666 Grand Avenue, Suite 200, Des Moines, IA 50306.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the Securities Purchase Agreement dated arch 28 1997, the Company also entered into a Voting Agreement, Registration Rights Agreement and an Executive Share Agreement. See footnote 4 of the Notes to Financial Statements.

The Company also has certain othe rtransaction and relationship with related parties. See footnote 13 of the Notes to Financial Statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

The Company has not sent to its security holders (i) an annual report to security holders for the fiscal year ending September 30, 1997, or (ii) a proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

MERIDIAN FINANCIAL CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORTS OF INDEPENDENT AUDITORS........................................F-2

BALANCE SHEETS AS OF SEPTEMBER 30, 1997 AND
1996.............................................F-3

STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED
  SEPTEMBER 30, 1997 AND
1996.......................................................F-4

STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE FISCAL
  YEARS ENDED SEPTEMBER 30, 1997 AND
1996.........................................................F-5

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED
  SEPTEMBER 30, 1997 AND 1996................................F-6

NOTES TO FINANCIAL
STATEMENTS...................................................F-7

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Meridian Financial Corporation
Indianapolis, Indiana

We have audited the accompanying balance sheets of Meridian Financial Corporation as of September 30, 1997 and 1996 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Financial Corporation as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Crowe, Chizek and Company LLP

Indianapolis, Indiana
October 29, 1997

MERIDIAN FINANCIAL CORPORATION
BALANCE SHEETS
                                                             SEPTEMBER 30,
                                                        1997              1996
                     ASSETS
Finance receivables, net:
   Net investment in direct financing leases           $  9,552,098        $5,425,285
   Loan held for sale                                     1,317,707         -
   Loan receivable                                        -                   781,940
Total finance receivables                                10,869,805         6,207,225
Cash                                                        627,098           115,744
Cash held in origination account                              3,658             4,252
Debt service reserve funds                                  112,467           156,789
Debt issue costs, net                                       694,381           610,321
Other assets                                                392,627           268,483
Total assets                                            $12,700,036        $7,362,814
LIABILITIES AND
SHAREHOLDERS' EQUITY
Bonds payable                                          $  5,472,283        $6,382,117
Warehouse line of credit                                  1,629,000         -
Subordinated debt                                         3,536,164         -
Accounts payable and accrued expenses                       290,776            59,900
Total liabilities                                        10,928,223         6,442,017
SHAREHOLDERS'  EQUITY:
   Preferred stock-
     Series A, no par value, $40 per annum cumulative
       dividend, liquidation value $400 per share, 1,000
       shares authorized, issued and outstanding            400,000           400,000
     Series B, no par value                               -                 1,389,560
     Series C, no par value, liquidation value
       $1,000 per share, ($3,000,000 total liquidation
       value), 3,000 authorized, issued and outstanding    2,803,060         -
   Common stock, no par value, 10,000 shares authorized,
       1,000 shares issued and outstanding                   68,533            68,533
   Additional paid-in capital                             -                    37,500
   Accumulated deficit                                  (1,499,780)         (974,796)
Total shareholders' equity                                1,771,813           920,797
Total liabilities and shareholders' equity              $12,700,036        $7,362,814
     The accompanying notes are an integral part of these financial statements.
                                         F-3

         MERIDIAN FINANCIAL CORPORATION
         STATEMENTS OF OPERATIONS

                                                       YEARS ENDED SEPTEMBER 30,
                                                        1997              1996
Interest and fee income                                $  1,267,171        $1,142,501
Interest expense                                          (982,956)         (898,764)
     Net interest income                                    284,215           243,737
Provision for credit losses                                (57,374)         -
     Net interest income after provision for                226,841           243,737
     credit losses
Other income:
   Gains from brokerage activities                            5,194           149,144
   Gains on early termination of leases                      50,709            43,344
Total other income                                           55,903           192,488
General and administrative expenses:
  Salaries and employee benefits                            447,608           354,769
  Other                                                     261,120           125,989
Total general and administrative expenses                   708,728           480,758
Net loss                                                  (425,984)          (44,533)
     Preferred stock dividends                             (99,000)         (160,000)
Loss to common shareholders                          $    (524,984)      $  (204,533)
Loss per common share                                $     (524.98)     $    (204.53)
     The accompanying notes are an integral part of these financial statements.
                                         F-4

MERIDIAN FINANCIAL CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                              PREFERRED STOCK    ADDITIONAL
                            COMMON STOCK      SERIES A, B AND C  PAID-IN    ACCUMULATED
                            SHARES  AMOUNT    SHARES  AMOUNT     CAPITAL    DEFICIT     TOTAL
BALANCE, OCTOBER 1, 1995    1,000   $ 68,533  2,500   $1,789,560  $ 37,500  $ (770,263) $1,125,330

  NET LOSS                                                                     (44,533)    (44,533)
  PREFERRED STOCK DIVIDENDS                                                   (160,000)   (160,000)

BALANCE, SEPTEMBER 30, 1996 1,000     68,533  2,500   1,789,560     37,500    (974,796)    920,797

     NET LOSS                                                                 (425,984)   (425,984)
     PREFERRED STOCK DIVIDENDS                                                 (99,000)    (99,000)
     REDEMPTION OF SERIES B PREFERRED STOCK  (1,500)  1,389,560)    37,500)             (1,427,060)
     ISSUANCE OF SERIES C PREFERRED STOCK     3,000   2,803,060              2,803,060

BALANCE, SEPTEMBER 30, 1997 1,000   $ 68,533  4,000  $3,203,060    $     -  $(1,499,780)$1,771,813




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS.

MERIDIAN FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
                                                   YEARS ENDED SEPTEMBER 30,
                                                     1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(425,984)      $  (44,533)
   Adjustments to reconcile net loss to net
      cash from operating activities-
         Depreciation and amortization                 333,993          327,201
         Capitalization of subordinated debt            36,164         -
         interest
         Provision for credit losses                    57,374         -
         Additions to loan held for sale            (1,317,707)         -
         (Increase) decrease in other assets            (6,971)        (179,829)
         Increase (decrease) in accounts
         payable and accrued expenses                   30,876          (61,194)
     Net cash provided (used) by operating          (1,292,255)          41,645
       activities
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to direct financing leases             (5,671,823)      (2,796,043)
   Principal payments received on direct
     financing leases and loans receivable           2,208,695        1,550,935
   Other                                              (128,793)        (108,247)
Net cash used in investing activities               (3,591,921)      (1,353,355)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Series C                2,876,000         -
Preferred Stock, net
   Proceeds from issuance of Subordinated Debt       3,500,000         -
   Redemption of Series B Preferred Stock           (1,500,000)        -
   Proceeds from bank borrowings                     4,231,884         -
   Principal payments on bank borrowings            (2,602,884)        -
   Proceeds from issuance of bonds payable             -              1,375,000
   Principal payments on bonds payable                (909,834)        (831,381)
   Decrease in cash held in debt service
   reserves and origination accounts                    44,916          971,861
   Financing costs paid                               (145,552)        (181,344)
   Preferred stock dividends                           (99,000)        (160,000)
   Other                                               -                (58,383)
Net cash provided by financing activities            5,395,530        1,115,753
NET CHANGE IN CASH                                     511,354         (195,957)
CASH, at beginning of year                             115,744          311,701
CASH, at end of year                                 $ 627,098        $ 115,744
Supplemental disclosure of cash flow
information:
     Cash paid for interest                          $ 689,702        $ 630,958
   The accompanying notes are an integral part of these financial statements.
                                       F-6

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 AND 1996


1.  DESCRIPTION OF BUSINESS:

THE COMPANY IS ENGAGED IN THE COMMERCIAL EQUIPMENT LEASING BUSINESS AND TO DATEHAS FUNDED ITS PURCHASES OF EQUIPMENT THROUGH THE SALE OF DEBT AND EQUITY SECURITIES AND BANK BORROWINGS.

THE COMPANY'S PRIMARY FOCUS IS ON THE LEASING OF RESTAURANT EQUIPMENT TO FRANCHISEESOF NATIONAL RESTAURANT CHAINS. THE TERMS AND CONDITIONS OF THE LEASES ARE DETERMINED BY NEGOTIATION BETWEEN THE COMPANY AND THE LESSEE AND VARY FROM LEASE TO LEASE. ALL OF THE LEASES HAVE A FIXED BASE LEASE RATE. SUBSTANTIALLY ALL OF THE LEASES HAVE A NONRENEWABLE 5-YEAR TERM. AT THE TERMINATION OF EACH LEASE, THE LESSEE IS REQUIRED TO PURCHASE THE EQUIPMENT FOR AN AGREED UPON AMOUNT. EACH LEASE IS A TRIPLE NET LEASE WHICH REQUIRES THE LESSEE TO REPAIR AND MAINTAIN THE EQUIPMENT, PAY ALL TAXES RELATING TO THE LEASE AND THE LESSEE'S USE OF THE EQUIPMENT AND BEAR THE ENTIRE RISK OF THE EQUIPMENT BEING LOST, DAMAGED, DESTROYED OR RENDERED UNFIT OR UNAVAILABLE FOR USE. TO DATE THE COMPANY HAS RETAINED AND SERVICED THE MAJORITY OF ITS LEASES.

THE COMPANY HAS ENTERED INTO AN AGREEMENT WITH A THIRD PARTY TO SELL LEASES FROM TIME TO TIME ON A NON-RECOURSE BASIS. THIS BROKERAGE ACTIVITY ALLOWS THE COMPANY TO RECOGNIZE IMMEDIATE INCOME ON BROKERED TRANSACTIONS AND REINVEST THE PROCEEDS INTO NEW LEASES. NO LEASES WERE HELD FOR SALE AT SEPTEMBER 30, 1997 OR 1996.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

     THE COMPANY'S LEASES ARE ALL DIRECT FINANCING LEASES WHICH PROVIDE FOR THE RECOGNITION OF FINANCING REVENUE OVER THE LIFE OF THE LEASE AT A CONSTANT RATE OF RETURN. INTEREST ON LOANS IS ACCRUED OVER THE TERM OF THE LOANS ASED ON THE PRINCIPAL BALANCE OUTSTANDING, UNLESS SUBSTANTIAL DOUBT EXISTS AS TO COLLECTIBILITY.

     GAINS FROM BROKERAGE ACTIVITIES AND EARLY TERMINATION OF LEASES ARE COMPUTED BASED ON THE NET PROCEEDS RECEIVED LESS THE NET INVESTMENT IN THE LEASES. LEASES AND LOANS HELD FOR SALE ARE CARRIED AT THE LOWER OF COST OR MARKET VALUE.

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 AND 1996

ALLOWANCE FOR CREDIT LOSSES

     THE ALLOWANCE FOR CREDIT LOSSES IS INCREASED BY CHARGES TO INCOME AND DECREASED BY CHARGEOFFS, NET OF RECOVERIES. MANAGEMENT'S PERIODIC EVALUATION OF THE ADEQUACY OF THE ALLOWANCE IS BASED ON THE COMPANY'S PAST LOSS EXPERIENCE, KNOWN AND INHERENT RISKS IN THE PORTFOLIO, ADVERSE SITUATIONS THAT MAY AFFECT THE BORROWER'S ABILITY TO REPAY, THE ESTIMATED VALUE OF THE UNDERLYING COLLATERAL, AND CURRENT ECONOMIC CONDITIONS. LEASES AND LOANS ARE CHARGED OFF WHEN DEEMED UNCOLLECTIBLE.

DEBT ISSUE COSTS

     COSTS ASSOCIATED WITH THE COMPANY'S BOND OFFERINGS, WAREHOUSE LINE
OF CREDIT AND SUBORDINATED DEBT HAVE BEEN DEFERRED AND ARE BEING AMORTIZED
AND REFLECTED IN INTEREST EXPENSE IN THE STATEMENT OF OPERATIONS USING THE EFFECTIVE INTEREST METHOD OVER THE LIFE OF THE BORROWINGS. AMORTIZATION TOTALED $261,491 AND $263,418 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996.

PROPERTY AND EQUIPMENT

     PROPERTY AND EQUIPMENT ARE RECORDED AT COST AND INCLUDED IN OTHER
ASSETS IN THE BALANCE SHEET. DEPRECIATION IS PROVIDED USING THE STRAIGHT-LINE METHOD OVER THE ESTIMATED SERVICE LIVES OF THE DEPRECIABLE ASSETS.

LOSS PER COMMON SHARE

     LOSS PER COMMON SHARE IS CALCULATED BY SUBTRACTING PREFERRED STOCK DIVIDENDS FROM NET INCOME AND DIVIDING THAT AMOUNT BY THE WEIGHTED AVERAGE SHARES OUTSTANDING FOR THE PERIOD. WEIGHTED AVERAGE SHARES OUTSTANDING FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 WERE 1,000. SERIES C CONVERTIBLE PREFERRED STOCK OUTSTANDING IN 1997 AND WARRANTS OUTSTANDING IN 1996 ARE ANTI-DILUTIVE AND HAVE BEEN EXCLUDED FROM WEIGHTED AVERAGE SHARES OUTSTANDING.

4.  PREFERRED STOCK AND SUBORDINATED NOTES:

ON MARCH 28, 1997, THE COMPANY ENTERED INTO A SECURITIES PURCHASE
AGREEMENT (THE "PURCHASE AGREEMENT") WITH INROADS CAPITAL PARTNERS, L.P. ("INROADS"), MESIROW CAPITAL PARTNERS VII, AN ILLINOIS LIMITED PARTNERSHIP ("MESIROW"), EDGEWATER PRIVATE EQUITY FUND II, L.P. (THE LATTER THREE
PARTIES BEING THE "PURCHASERS"), MICHAEL F. MCCOY
("MR. MCCOY") AND WILLIAM L. WILDMAN ("MR. WILDMAN") PURSUANT TO WHICH
THE PURCHASERS HAVE PURCHASED FROM THE COMPANY A TOTAL OF 3,000 SHARES OF THE COMPANY'S SERIES C CONVERTIBLE PREFERRED STOCK (THE "PREFERRED SHARES") AND $3,500,000 AGGREGATE PRINCIPAL AMOUNT OF 10% SUBORDINATED NOTES DUE MARCH
31, 2002 (THE "SUBORDINATED NOTES"). THE AGGREGATE PURCHASE PRICE FOR THE PREFERRED SHARES WAS $3,000,000 AND

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 AND 1996

THE AGGREGATE PURCHASE PRICE FOR THE NOTES WAS $3,500,000. ON MARCH 28, 1997, $500,000 OF THE NOTES WERE PURCHASED, AND THE REMAINING $3,000,000 OF NOTES WERE PURCHASED ON SEPTEMBER 18, 1997.

THE SUBORDINATED NOTES ARE SUBJECT TO A SUBORDINATION AND INTERCREDITOR AGREEMENT BETWEEN THE COMPANY, THE PURCHASERS AND LASALLE NATIONAL BANK, THE COMPANY'S LENDER AS DESCRIBED IN FOOTNOTE 8. THE SUBORDINATED NOTES ARE SUBORDINATE TO THE LASALLE BANK CREDIT FACILITY. FOR THE PERIOD MARCH, 1997 TO MARCH, 1998, INTEREST ON THE SUBORDINATED NOTES IS ACCRUED AND ADDED TO THE PRINCIPAL BALANCE. BEGINNING MARCH, 1998, INTEREST IS PAYABLE QUARTERLY IN ARREARS. ONE-HALF OF THE PRINCIPAL AMOUNT OF THE SUBORDINATED
DEBT IS DUE ON MARCH 31, 2001, AND THE REMAINDER IS DUE MARCH 31, 2002.

THE PREFERRED SHARES ARE CONVERTIBLE INTO COMMON SHARES OF THE COMPANY AT ANY TIME. THE CONVERSION RATIO IS ONE-FOR-ONE, BUT IS SUBJECT TO ADJUSTMENT UNDER CERTAIN CIRCUMSTANCES. IN GENERAL, THE PREFERRED SHARES HAVE FULL VOTING RIGHTS (VOTING TOGETHER WITH THE COMMON SHARES) ON ALL ACTIONS SUBMITTED TO A VOTE OF THE COMPANY'S SHAREHOLDERS. EACH PREFERRED SHARE ENTITLES THE HOLDER THEREOF TO ONE VOTE ON EACH MATTER SUBMITTED, BUT THE NUMBER OF VOTES IS SUBJECT TO ADJUSTMENT ON THE SAME BASIS
AS THE CONVERSION RATIO.

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

IN CONNECTION WITH THE ISSUANCE OF THE PREFERRED SHARES, THE COMPANY ALSO ENTERED INTO A VOTING AGREEMENT WITH THE PURCHASERS, MR. MCCOY AND MR. WILDMAN UNDER WHICH THE PARTIES AGREED TO COOPERATE TO CAUSE THE COMPANY'S BOARD OF DIRECTORS TO CONSIST OF FIVE MEMBERS, ONE OF WHOM WOULD BE DESIGNATED BY MESIROW, ONE OF WHOM WOULD BE DESIGNATED BY THE HOLDERS OF TWO-THIRDS OF THE VOTING POWER OF THE COMPANY EXERCISABLE BY THE PURCHASERS, AND TWO OF WHOM WOULD BE DESIGNATED BY MR. MCCOY. THE RIGHTS OF THE PARTIES TO DESIGNATE DIRECTORS TERMINATE UNDER CERTAIN CIRCUMSTANCES.

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 AND 1996

THE COMPANY AND THE PURCHASERS ALSO ENTERED INTO A REGISTRATION RIGHTS AGREEMENT ENTITLING THE PURCHASERS, UNDER CERTAIN CIRCUMSTANCES, TO DEMAND OR OTHERWISE PARTICIPATE IN A PUBLIC OFFERING OF THE COMPANY'S EQUITY SECURITIES.

THE COMPANY, THE PURCHASERS AND MR. MCCOY ALSO ENTERED INTO AN EXECUTIVE SHARE AGREEMENT PURSUANT TO WHICH THE PURCHASERS ARE OBLIGATED, SUBJECT TO CERTAIN CONDITIONS, TO TRANSFER, FOR NO CONSIDERATION OTHER THAN THE FULFILLMENT OF SUCH CONDITIONS, TO MR. MCCOY AND/OR SUCH OTHER OFFICERS, DIRECTORS, EMPLOYEES OR CONSULTANTS OF THE COMPANY AS HE DESIGNATES, UP TO 8% OF THE PREFERRED SHARES PURCHASED BY EACH PURCHASER.

HOLDERS OF THE SERIES A PREFERRED STOCK ARE ENTITLED TO CUMULATIVE ANNUAL DIVIDENDS OF $40 PER SHARE PAYABLE QUARTERLY, SUBJECT TO THE APPROVAL OF THE BOARD OF DIRECTORS. THE SERIES C PREFERRED STOCK HAS NO DIVIDEND. UNLESS FULL CUMULATIVE DIVIDENDS HAVE BEEN PAID ON THE SERIES A PREFERRED STOCK, NO DIVIDENDS MAY BE PAID ON THE COMMON SHARES AND NO COMMON SHARES MAY BE REDEEMED, PURCHASED OR OTHERWISE ACQUIRED BY THE COMPANY. THE TERMS OF THE COMPANY'S SERIES C CONVERTIBLE PREFERRED STOCK PROVIDE
THAT THE APPROVAL OF THE HOLDERS OF AT LEAST TWO-THIRDS OF THE
OUTSTANDING SHARES OF SERIES C CONVERTIBLE PREFERRED STOCK, VOTING SEPARATELY AS A SERIES, IS REQUIRED PRIOR TO THE
PURCHASE OF, OR PAYMENT OF ANY DIVIDENDS OR DISTRIBUTIONS ON, ANY SHARES
OF STOCK OF THE COMPANY OTHER THAN THE SERIES C CONVERTIBLE PREFERRED STOCK, EXCEPT FOR DIVIDENDS ON THE COMMON SHARES PAYABLE SOLELY IN THE FORM OF ADDITIONAL COMMON SHARES AND FOR REGULARLY QUARTERLY DIVIDENDS ON THE SERIES A PREFERRED STOCK.

IN THE EVENT OF A LIQUIDATION OF THE COMPANY, HOLDERS OF THE SERIES A AND
C PREFERRED STOCK WILL BE ENTITLED TO RECEIVE THE SUM OF $400 AND $1,000 PER SHARE, RESPECTIVELY, PLUS ACCUMULATED BUT UNPAID DIVIDENDS, BEFORE ANY PAYMENT OR OTHER DISTRIBUTION IS MADE TO THE HOLDERS OF COMMON SHARES. THE SHARES
OF SERIES A PREFERRED STOCK MAY BE REDEEMED IN WHOLE OR IN PART AT ANY TIME
BY THE COMPANY AT A PRICE EQUAL TO $400 PER SHARE PLUS ALL ACCUMULATED BUT UNPAID DIVIDENDS. EXCEPT AS REQUIRED BY LAW, THE HOLDERS OF THE SERIES A PREFERRED STOCK HAVE NO VOTING RIGHTS.

THE SERIES C SHAREHOLDERS MAY REQUIRE THE COMPANY TO REDEEM THE SERIES C CONVERTIBLE PREFERRED STOCK AT $1,000 PER SHARE ($3,000,000 TOTAL REDEMPTION VALUE) AFTER MARCH 28, 2002. THE SERIES C SHARES ARE ALSO TO BE REDEEMED
IN THE FOLLOWING CIRCUMSTANCES, UNLESS WAIVED BY 75% OF THE SERIES C
SHAREHOLDERS: THE COMPANY DEFAULTS ON THE SUBORDINATED NOTES OR ANY COVENANT OF THE PURCHASE AGREEMENT, A REPRESENTATION OR WARRANTY OF THE COMPANY UNDER THE PURCHASE AGREEMENT IS FOUND TO BE MATERIALLY INCORRECT, CHATER 7 OR 11 BANKRUPTCY IS FILED WITH RESPECT TO THE COMPANY, OR ALL COMPANY ASSETS ARE SOLD OR DISPOSED.

5.  NET INVESTMENT IN DIRECT FINANCING LEASES:

THE COMPONENTS OF THE COMPANY'S NET INVESTMENT IN DIRECT FINANCING LEASES
ARE AS
FOLLOWS:

                                             SEPTEMBER 30,
                                         1997            1996
Minimum lease payments to be            $12,995,061      $7,524,065
received
Less - unearned incom e                  (3,385,589)     (2,098,780)
Less - allowance for credit losses          (57,374)        -
  Net investment in direct             $  9,552,098      $5,425,285
financing leases

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 AND 1996

AS OF SEPTEMBER 30, 1997, FUTURE ANNUAL MINIMUM LEASE PAYMENTS TO BE
RECEIVED ARE
AS FOLLOWS:

    FISCAL YEAR       AMOUNT
       1998           $3,789,794
       1999            3,114,477
       2000            2,462,127
       2001            2,276,323
       2002 AND        1,352,340
       THEREAFTER

THE COMPANY CAPITALIZES INTERNAL COSTS WHICH ARE DIRECTLY ASSOCIATED WITH ORIGINATING A LEASE, NET OF ANY REIMBURSEMENTS FROM LESSEES. THESE COSTS INCLUDE COSTS ASSOCIATED WITH THE REVIEW OF A POTENTIAL LESSEE'S FINANCIAL CONDITION, GUARANTEES AND COLLATERAL; NEGOTIATING LEASE TERMS; PREPARING AND PROCESSING LEASE DOCUMENTS; CLOSING THE TRANSACTION; AND RECORDING GUARANTEES, COLLATERAL AND OTHER SECURITY ARRANGEMENTS. THESE CAPITALIZED COSTS, NET OF AMORTIZATION, TOTALED $180,062 AND $141,724 AS OF SEPTEMBER 30, 1997 AND
1996, AND ARE NETTED AGAINST UNEARNED INCOME.  CAPITALIZED COSTS ARE
AMORTIZED OVER THE LIFE OF THE LEASE USING THE EFFECTIVE INTEREST METHOD. AMORTIZATION OF SUCH COSTS TOTALED $60,881 AND $54,035 FOR THE YEARS
ENDED SEPTEMBER 30, 1997.

THE COMPANY HAD LEASE AND LOAN BALANCES OF $1,609,000 AND $2,161,000 AT SEPTEMBER 30, 1997 AND 1996 WHICH WERE NOT PERFORMING IN ACCORDANCE WITH THEIR CONTRACTUAL TERMS. BASED ON THE COMPANY'S COLLATERAL POSITION, MANAGEMENT EXPECTS NO LOSSES ON THESE BALANCES.

THERE WERE NO CHARGE-OFFS OR RECOVERIES IN THE ALLOWANCE FOR CREDIT LOSSES DURING THE TWO YEARS ENDED SEPTEMBER 30, 1997.

6.  LOAN HELD FOR SALE:

DURING THE YEAR ENDED SEPTEMBER 30, 1997, THE COMPANY ENTERED INTO A
FINANCING TRANSACTION WITH AN OPERATOR OF A FRANCHISE RESTAURANT CONCEPT WHICH CONSISTED OF CONSTRUCTION FINANCING, AND WHICH IS INTENDED TO BE SOLD TO A THIRD PARTY AT THE END OF THE CONSTRUCTION PHASE, WHICH WILL END IN DECEMBER, 1997. THE COMPANY IS CURRENTLY IN DISCUSSIONS WITH SEVERAL FINANCING SOURCES
REGARDING THE SALE OF THIS LOAN.

7.  LOAN RECEIVABLE:

THE LOAN RECEIVABLE ON THE BALANCE SHEET AT SEPTEMBER 30, 1996 TOTALING $781,940 WAS COMPLETELY REPAID DURING THE YEAR ENDED SEPTEMBER 30, 1997.

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 AND 1996

8.  BANK CREDIT FACILITY:

ON APRIL 18, 1997, THE COMPANY FINALIZED A CREDIT AGREEMENT (THE "AGREEMENT") WITH LASALLE NATIONAL BANK. THE AGREEMENT CONSISTS OF A TOTAL OF $10 MILLION, IN THE FORM OF WAREHOUSE LINES WHICH CONVERT TO TERM LOANS WITHIN SIX MONTHS AFTER THEIR EFFECTIVE DATE. AS OF SEPTEMBER 30, 1997, THE COMPANY HAD BORROWED $1,629,000 ON ITS INITIAL $5 MILLION WAREHOUSE LINE. THE INTEREST RATE ON THE WAREHOUSE LINE IS EITHER PRIME PLUS 1%, OR LIBOR PLUS 300 BASIS POINTS, AT THE OPTION OF THE COMPANY (PRIME PLUS 1% AT SEPTEMBER 30, 1997, RESULTING IN A RATE OF 9.5%). UPON CONVERSION TO A TERM LOAN, THE INTEREST RATE WILL BE EITHER (1) PRIME PLUS 1.25%, (2) LIBOR PLUS 325 BASIS POINTS, OR
(3) THE TREASURY RATE FOR SIMILAR MATURITIES PLUS 325 BASIS POINTS, EACH AT THE OPTION OF THE COMPANY. THE TERM LOANS WILL BE FOR A TWO AND A HALF YEAR PERIOD. THE WAREHOUSE LINES REQUIRE MONTHLY PAYMENTS OF INTEREST ONLY. THE TERM LOANS REQUIRE MONTHLY PAYMENTS OF PRINCIPAL AND INTEREST.

THE ENTIRE CREDIT FACILITY IS SECURED BY A PERFECTED FIRST SECURITY INTEREST IN ALL EXISTING ASSETS WITH THE EXCEPTION OF THE EXISTING LEASES FINANCED BY THE SERIES I AND II BOND ISSUES. EACH NEW DRAW WILL BE SECURED BY AN ASSIGNMENT OF THE LEASE CONTRACT AND A PERFECTED FIRST SECURITY INTEREST IN THE UNDERLYING EQUIPMENT.

THE AGREEMENT REQUIRES THE COMPANY TO MAINTAIN A DEFINED LEVEL OF TANGIBLE NET WORTH, ALLOWS A MAXIMUM RATIO OF RECOURSE DEBT TO TANGIBLE NET WORTH OF 5.00:1, DEFINES MINIMUM INTEREST COVERAGE RATIOS, AND LIMITS DIVIDENDS TO THOSE REQUIRED ON THE SERIES A PREFERRED STOCK.

9.  BONDS PAYABLE:

AS OF SEPTEMBER 30, 1997, BONDS PAYABLE CONSIST OF THE SERIES I AND SERIES II OFFERINGS, BEARING INTEREST AT RATES OF EITHER 9% OR 10% ($2,493,914 AT 9% AND $2,978,369 AT 10%) COLLATERALIZED BY EQUIPMENT PURCHASED AND LEASES
ORIGINATED FROM PROCEEDS OF THE OFFERINGS, CASH HELD IN THE ORIGINATION ACCOUNT, AND BY DEBT SERVICE RESERVE FUNDS HELD BY A TRUSTEE. THE TWO SERIES ARE NOT CROSS-COLLATERALIZED, BUT ARE CROSS-DEFAULTED.

PRINCIPAL PAYMENTS ON THE BONDS ARE MADE IN QUARTERLY INSTALLMENTS AND VARY IN AMOUNT IN ACCORDANCE WITH THE AMOUNT OF PRINCIPAL PAYMENTS RECEIVED BY THE COMPANY UNDER THE LEASES SECURING THE BONDS, WHICH ARE SPREAD ON A PRO RATA BASIS OVER THE AGGREGATE PRINCIPAL AMOUNT OF BONDS OUTSTANDING. BECAUSE THE AMOUNT OF PRINCIPAL PAYMENTS ON THE BONDS PRIOR TO MATURITY DEPENDS ON THE AMOUNT OF PRINCIPAL PAYMENTS RECEIVED BY THE COMPANY UNDER THOSE LEASES, THERE IS NO MINIMUM AMOUNT OF PRINCIPAL REQUIRED TO BE PAID BY THE COMPANY PRIOR TO MATURITY. HOWEVER, THE ANNUAL AMOUNTS OF PRINCIPAL PAYMENTS SCHEDULED TO BE RECEIVED BY THE COMPANY UNDER LEASES IN EFFECT AS OF SEPTEMBER 30, 1997, WHICH AMOUNTS, IF ACTUALLY RECEIVED, ARE REQUIRED TO
BE APPLIED TO

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 AND 1996

PRINCIPAL PAYMENTS ON THE BONDS, ARE AS FOLLOWS:

    FISCAL YEAR       AMOUNT
       1998          $   876,634
       1999            1,303,233
       2000              848,959
       2001              910,145

THE FISCAL YEAR OF FINAL MATURITY OF THE BONDS OUTSTANDING AT SEPTEMBER 30, 1997 ARE AS FOLLOWS: $1,988,897 IN 1999, $2,405,783 IN 2000, AND
$1,077,603 IN 2001.

THE TRUST INDENTURE FOR THE SERIES I AND SERIES II OFFERINGS REQUIRES A
DEBT SERVICE RESERVE FUND FOR EACH OF THE SERIES REPRESENTING 2% OF THE OUTSTANDING PRINCIPAL BALANCE OF THE BONDS TO BE MAINTAINED AND HELD FOR THE BENEFIT OF THE BONDHOLDERS OF THAT SERIES.

10.  INCOME TAXES:

THE COMPANY RECOGNIZES INCOME TAXES UNDER THE LIABILITY METHOD. THE LIABILITY METHOD MEASURES THE EXPECTED TAX IMPACT OF FUTURE TAXABLE INCOME OR DEDUCTIONS RESULTING FROM DIFFERENCES IN THE TAX AND FINANCIAL REPORTING BASES OF ASSETS OR LIABILITIES REFLECTED IN THE BALANCE SHEET AND THE EXPECTED TAX IMPACT OF CARRYFORWARDS FOR TAX PURPOSES.

DEFERRED TAX ASSETS ARISE FROM TEMPORARY DIFFERENCES AND CARRYFORWARDS AS OF SEPTEMBER 30, 1997 AND 1996, AS FOLLOWS:

                                                    1997       1996
Net deferred tax assets:
Initial direct costs deducted for tax not book   $(71,000)    $ (56,000)
Federal and State tax loss carryforwards expiring
  2009 thru 2012                                  500,000       296,000
Other                                              (6,000)       (2,000)
Total deferred tax assets                         423,000       238,000
Valuation allowance                              (423,000)     (238,000)
Net deferred taxes                               $     -     $      -

A reconciliation of income tax expense computed by applying the Federal statutory income tax rate of 34% to income from operations before taxes to the provision for Federal income taxes, is as follows:

                                                  1997        1996
   Computed tax expense (credit) at 34%          $(145,000)   $  (15,000)
     Increase in the valuation allowance for
       deferred tax assets                         185,000        13,000
     State Income Tax                              (24,000)       (2,000)
     Other                                         (16,000)        4,000
   Income tax provision                          $       -    $        -

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 1997 and 1996

11.  Commitments:

The Company entered into an operating lease for its office space, which expires July, 2002. The lease requires monthly rental payments of $4,055. Future annual minimum lease payments under this lease are $48,660 in each of the next four fiscal years, and $40,550 in fiscal 2002.

At September 30, 1997, the Company has a commitment to extend additional credit on the loan held for sale in the amount of $422,545. This commitment is not included in the financial statements, and the Company's exposure to credit loss in the event of nonperformance by other party is represented by this commitments as is used for extensions of credit recorded in the financial statements. This commitment has a fixed expiration date, and amounts extended under this commitment will be secured by real estate.

12.  Disclosures About Fair Value of Financial Instruments:

The approximate carrying value and estimated fair values of the Company's financial instruments as of September 30, 1997 and 1996 are as follows:

                                         Carrying     Fair
September 30, 1997:                      Value        Value

Financial assets:
    Loan held for sale                  $ 1,318,000   $  1,400,000
    Cash                                    627,000        627,000
    Cash origination and reserve funds      116,000        116,000
Financial liabilities:
    Bonds payable                       $ 5,472,000      5,495,000
    Warehouse line of credit              1,629,000      1,629,000
    Subordinated debt                     3,536,000      3,626,000

                                         Carrying      Fair
September 30, 1996:                       VALUE        VALUE

Financial assets:
    Loan receivable                     $   782,000    $   782,000
    Cash and short-term investments         116,000        116,000
    Cash origination and reserve funds      161,000        161,000
Financial liabilities:
    Bonds payable                       $ 6,382,000   $  6,404,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

   Loans: Fair value of the loan held for sale is the estimated sales price based on negotiations with prospective buyers. The loan receivable at September 30, 1996 was in collection, and fair value was the estimated amount of expected collections from collateral and guarantors.

   Cash and short-term investments, and cash origination and reserve funds: The carrying amount is a reasonable estimate of fair value for these short-term instruments.

MERIDIAN FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 1997 and 1996

Bonds payable and Subordinated debt: Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

   Warehouse line of credit: This credit facility is short-term with a variable interest rate and the carrying amount is considered a reasonable estimate of fair value.

   Off-balance sheet items: The estimated value for off-balance sheet financial instruments approximates carrying value (zero) and is not considered significant to this presentation.

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

Related Party Transactions:

A lease with a net balance of $720,000 at September 30, 1997 is not performing in accordance with its contractual terms, and, in order to protect the interests of the Company, the operation of the related restaurant was assumed by interests of an officer of the Company. The lease is in the process of being re-written, and management does not expect a loss.

A director of the Company facilitated the Company's contract for lease brokerage activity with a third party buyer. In exchange, the director receives a commission of 1% of all sales to the third party. During the year ended September 30, 1997, advances on future commissions were paid to the director totaling $22,500. In addition, this director also receives $3,750 per month in consulting fees, and for the year ended September 30, 1997, such amount also totaled $22,500.

At September 30, 1997, the Company has recorded a liability of $100,000 payable to the Series C Convertible Preferred Shareholders for assistance rendered in arranging the credit facility wit LaSalle National Bank. The Company is in the process of negotiating a reduction or elimination of this liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1997.

MERIDIAN
FINANCIAL CORPORATION



By:
/s/ Michael F. McCoy
 (Michael F. McCoy, President)




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated.

SIGNATURE                         TITLE                             DATE
/s/ Michael F. McCoy              Chairman of the Board, President  December 29, 1997
Michael F. McCoy                  and Director
                                  (Principal Executive Officer)
/s/ Gerald W. Gerichs             Vice President, Secretary         December 29, 1997
Gerald W. Gerichs                 and Treasurer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)
/s/ Jerrold B. Carrington         Director                          December 29, 1997
Jerrold B. Carrington
/s/ Thomas E. Galuhn              Director                          December 29, 1997
Thomas E. Galuhn
/s/ Salvatore F. Mulia            Director                          December 29, 1997
Salvatore F. Mulia

INDEX TO EXHIBITS

                                                                      Page No.
Exhibit                                                               In this
No.       Description    Filing

2    (1)  Securities Purchase Agreement, dated as of March 28, 1997

3-A  (2)  Articles of Incorporation of Registrant, as amended to date

3-B  (2)  By-Laws of Registrant, as amended to date

4-A  (3)  Specimen of Five-Year Series II Bond

4-B (3) Indenture of Trust, dated as of December 15, 1993, between Registrant and Texas Commerce Bank National Association, as Trustee

4-C (4) First Supplemental Indenture, dated as of February 15, 1994, between Registrant and Texas Commerce Bank National Association, as Trustee

4-D  (4)  Specimen of Five-Year Series I Bond

4-E  (1)  Form of 10% Subordinated Promissory Note due March 31, 2002

10-A (1)  Voting Agreement, dated as of March 28, 1997

10-B (1)  Registration Rights Agreement, dated as of March 28, 1997

10-C (1)  Executive Share Agreement, dated as of March 28, 1997

10-H (3)  Schedule of Restrictive Stock Transfer Agreements

10-I (3)  Form of Restrictive Stock Transfer Agreement

10-M (3) Employment Agreement, dated as of December 15, 1994, between Registrant and Michael F. McCoy

10-U (2)  Credit Agreement dated April 18, 1997 with LaSalle National
Bank

10-V (2)  Security Agreement and Master Assignment of Leases dated April
18, 1997
          with LaSalle National Bank

10-W (2) Subordination and Intercreditor Agreement between the Company, the
          Purchasers and LaSalle National Bank

10-X (2)  Initial Credit Line Note in connection with the LaSalle
National Bank
          Credit Agreement

            Page No.
Exhibit             In this
No.       Description    Filing

10-Y (2)  Agreement dated September 18, 1996 with AT&T Commercial
           Finance Corporation

27   (5)  Financial Data Schedule

(1) The copy of this exhibit is incorporated by reference to the exhibit with the same name filed as part of the Registrant's Form 8-K dated March 28, 1997.

(2) The copy of this exhibit is incorporated by reference to the exhibit with the same number filed as part of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997.

(3) The copy of this exhibit is incorporated by reference to the exhibit with the same number filed as part of the Registrant's Registration Statement on Form SB-2 (File #33-75594C).

(4) The copy of this exhibit is incorporated by reference to the exhibit with the same number filed as part of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1994.

(5)  Filed with this report on Form 10-KSB.