Form 10QSB
period 1997-12-31
MERIDIAN FINANCIAL CORP
filed 1998-02-17
CIK 917214

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(MARK ONE)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1997

                                      or

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

 Number of common shares, without par value, outstanding at January 30, 1998:
                                   1,081.63

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                        MERIDIAN FINANCIAL CORPORATION

                                  FORM 10-QSB

                                     INDEX

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

     Item 1.     Condensed Financial Statements

       Condensed Balance Sheets at December 31, 1997 and
        September 30, 1997                                        3

          Condensed Statements of Operations for the three
          months ended December 31, 1997 and 1996                 4
                                                                               4
          Condensed Statements of Cash Flows for the three months
             ended December 31, 1997 and 1996                     5

          Notes to Condensed Financial Statements                 6

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations          8

   PART II.   OTHER INFORMATION

 Item 2.     Changes in Securities                               11

 Item 6.     Exhibits and Reports on Form 8-K                    11

Index to Exhibits                                                13

        PART I.  FINANCIAL INFORMATION

    MERIDIAN FINANCIAL CORPORATION
    CONDENSED BALANCE SHEETS
    (UNAUDITED)
                                              DECEMBER 31,      SEPTEMBER 30,
                                              1997               1997
                    ASSETS
Finance receivables, net:
Net investment in direct financing leases   $ 12,535,173     $   9,552,098
Loan held for sale                             1,714,745         1,317,707
Total finance receivables                     14,249,918        10,869,805
Cash                                           1,255,559           627,098
Cash held in origination account                   3,776             3,658
Debt service reserve funds                       106,667           112,467
Debt issue costs, net                            673,020           694,381
Other assets                                     392,556           392,627
Total assets                                $ 16,681,496      $ 12,700,036

LIABILITIES AND
SHAREHOLDERS' EQUITY
Bonds payable                               $  5,263,850      $  5,472,283
Bank borrowings-warehouse line                 1,140,000         1,629,000
Bank borrowings-term loan                      4,769,800                -
Subordinated debt                              3,624,384         3,536,164
Accounts payable and accrued expenses            209,547           290,776
Total liabilities                             15,007,581        10,928,223

SHAREHOLDERS'  EQUITY:
   Preferred stock                             3,203,060         3,203,060
   Common stock                                  241,866            68,533
   Note receivable, common stock                (173,333)                -
   Accumulated deficit                        (1,597,678)       (1,499,780)
Total shareholders' equity                     1,673,915         1,771,813
Total liabilities and shareholders' equity   $ 16,681,496      $12,700,036

The accompanying notes are an integral part of these condensed financial statements.
3

MERIDIAN FINANCIAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                    THREE MONTHS ENDED
                                                    DECEMBER 31,
                                                    1997              1996

Interest and fee income                                  $500,186         $ 292,146
Interest expense                                          373,631           218,070
     Net interest income                                  126,555            74,076
Provision for credit losses                                49,024         -
Net interest income after provision
  for credit losses                                  77,531            74,076
Other income:
  Gains from brokerage activities                         26,280             5,194
General and administrative expenses:
  Salaries and employee benefits                         136,412            87,960
  Other                                                   55,297            59,166
                                                          191,709           147,126
Net loss                                                 (87,898)          (67,856)
   Preferred stock dividends                             10,000            40,000
Loss to common shareholders                            $ (97,898)        $(107,856)
Loss per common share and loss per
   common share assuming dilution                     $   (96.70)       $  (107.86)
Weighted average common shares
   outstanding                                           1,012.42          1,000.00

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
     THESE CONDENSED FINANCIAL STATEMENTS.

MERIDIAN FINANCIAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                  THREE MONTHS ENDED
                                                   DECEMBER 31,
                                                  1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                            $  (87,898)  $  (67,856)
 Adjustments to reconcile net earnings (loss)
  to net cash from operating activities-
    Depreciation and amortization                  100,153       80,190
    Capitalization of subordinated debt             88,220       -
     interest
    Provision for credit losses                     49,024       -
    Additions to loan held for sale               (397,038)      -
    Decrease in other assets                        14,265        6,409
    Increase (decrease) in accounts payable
      and accrued expenses                         (66,229)       3,119
         Net cash provided by (used in) operating (299,503)      21,862
         activities
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to direct financing leases         (3,831,954)  (1,018,909)
   Principal payments received on direct
    financing leases and loans receivable          778,249      363,600
   Other                                           (21,380)      -
       Net cash provided by (used in) investing
        activities                              (3,075,085)    (655,309)
        activities
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on bonds payable            (208,433)    (170,086)
   Proceeds from bank borrowings                 4,417,000      880,730
   Principal payments on bank borrowings          (136,200)    (120,006)
   Decrease in cash held in debt service
    reserves and origination accounts                5,682       33,157
   Financing costs paid                            (65,000)       -
   Preferred stock dividends                       (10,000)     (40,000)
       Net cash provided by financing activities 4,003,049      583,795
NET CHANGE IN CASH                                 628,461      (49,652)
CASH, at beginning of period                       627,098      115,744
CASH, at end of period                          $1,255,559   $   66,092

The accompanying notes are an integral part of these condensed financial statements.

                                       5

MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(UNAUDITED)

1.  GENERAL:

THE FINANCIAL INFORMATION INCLUDED HEREIN WAS PREPARED IN CONFORMITY WITH GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES, AND SUCH PRINCIPLES WERE APPLIED ON A BASIS CONSISTENT
WITH THOSE REFLECTED IN THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 1997.

THE INFORMATION FURNISHED INCLUDES ALL ADJUSTMENTS AND ACCRUALS WHICH ARE, IN
THE
OPINION OF MANAGEMENT, NECESSARY FOR A FAIR PRESENTATION OF RESULTS FOR THE INTERIM PERIODS.
RESULTS FOR ANY INTERIM PERIOD MAY NOT BE INDICATIVE OF THE RESULTS FOR THE ENTIRE YEAR.

THE DISCLOSURES IN THE NOTES PRESUME THAT THE USERS OF THE INTERIM FINANCIAL INFORMATION
HAVE READ OR HAVE ACCESS TO THE AUDITED FINANCIAL STATEMENTS INCLUDED IN THE ANNUAL
REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 1997.

2.  FINANCE RECEIVABLES:

THE COMPONENTS OF THE COMPANY'S NET INVESTMENT IN DIRECT FINANCING LEASES ARE AS FOLLOWS:

                               DECEMBER 31,          SEPTEMBER 30,
                                   1997                  1997
MINIMUM LEASE PAYMENTS TO       $     16,994,715     $      12,995,061
BE RECEIVED
LESS - UNEARNED INCOME               (4,353,144)           (3,385,589)
LESS - ALLOWANCE FOR                   (106,398)              (57,374)
CREDIT LOSSES
  NET INVESTMENT IN DIRECT      $     12,535,173    $        9,552,098
FINANCING LEASES



THE COMPANY HAD LEASES WITH A NET INVESTMENT BALANCE OF APPROXIMATELY $1.6 MILLION AT
DECEMBER 31, 1997, WHICH WERE NOT PERFORMING IN ACCORDANCE WITH THEIR CONTRACTUAL TERMS.
BASED ON THE COMPANY'S COLLATERAL POSITION, MANAGEMENT EXPECTS NO LOSSES ON
THESE
BALANCES.

3.  BONDS PAYABLE:

AT DECEMBER 31, 1997, BONDS PAYABLE CONSIST OF TWO SERIES OF BONDS, BEARING INTEREST
AT RATES OF EITHER 9% OR 10% ($2,387,719 AT 9% AND $2,876,131 AT 10%)
COLLATERALIZED BY
EQUIPMENT PURCHASED AND LEASES ORIGINATED FROM PROCEEDS OF THE OFFERINGS, CASH HELD IN
THE ORIGINATION ACCOUNT, AND BY DEBT SERVICE RESERVE FUNDS HELD BY A TRUSTEE. THE TWO
SERIES ARE NOT CROSS-COLLATERALIZED, BUT ARE CROSS-DEFAULTED. QUARTERLY PRINCIPAL PAYMENTS
ARE REQUIRED FROM THE PRINCIPAL PORTIONS OF THE RELATED LEASE PAYMENTS RECEIVED BY THE
COMPANY.  BASED ON THE LEASES IN PLACE AS OF DECEMBER 31, 1997, QUARTERLY
PRINCIPAL
PAYMENTS FOR THE NEXT TWELVE MONTHS ARE EXPECTED TO TOTAL APPROXIMATELY $1,082,000.

MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(UNAUDITED)

4.  BANK CREDIT FACILITY:

DURING THE QUARTER ENDED DECEMBER 31, 1997, THE COMPANY CONVERTED $4,906,000 FROM ITS
INITIAL WAREHOUSE LINE INTO ITS INITIAL TERM LOAN. THE COMPANY UTILIZED THE LIBOR RATE OPTION,
AND ENTERED INTO A LIBOR INTEREST RATE SWAP WITH THE BANK TO EFFECTIVELY FIX THE INTEREST RATE
RELATED TO THIS TERM LOAN. THE TERM LOAN REQUIRES MONTHLY PAYMENTS OF PRINCIPAL TOTALING
$89,200 PLUS INTEREST.

AS A RESULT OF THE ABOVE CONVERSION, THE COMPANY ALSO BEGAN BORROWING ON ITS SECOND
$5 MILLION WAREHOUSE LINE. AS OF DECEMBER 31, 1997, THE COMPANY HAD BORROWED $1,140,000 ON THIS CREDIT LINE.

5.  EARNINGS PER SHARE:

EARNINGS (LOSS) PER COMMON SHARE AND EARNINGS (LOSS) PER COMMON SHARE ASSUMING DILUTION ARE COMPUTED UNDER A NEW ACCOUNTING STANDARD EFFECTIVE IN THIS QUARTER ENDED
DECEMBER 31, 1997.  ALL PRIOR AMOUNTS HAVE BEEN RESTATED TO BE COMPARABLE.
EARNINGS
(LOSS) PER COMMON SHARE IS BASED ON NET INCOME (LOSS) AFTER PREFERRED DIVIDENDS, DIVIDED BY
THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD.  EARNINGS
(LOSS) PER
COMMON SHARE ASSUMING DILUTION SHOWS THE DILUTIVE EFFECT, IF ANY, OF ADDITIONAL COMMON
SHARES ISSUABLE UNDER CONVERTIBLE SECURITIES.

THE COMPANY HAS PREVIOUSLY ISSUED 3,000 SHARES OF SERIES C CONVERTIBLE PREFERRED STOCK.
THESE SHARES OF PREFERRED STOCK ARE CURRENTLY CONVERTIBLE INTO 3,000 SHARES OF THE COMPANY'S
COMMON STOCK, BUT HAVE BEEN EXCLUDED FROM THE COMPUTATION OF EARNINGS PER
COMMON
SHARE ASSUMING DILUTION BECAUSE THEY WERE ANTIDILUTIVE FOR THE THREE MONTHS
ENDED
DECEMBER 31, 1997.

6.  NOTE RECEIVABLE, COMMON STOCK:

IN DECEMBER, 1997, THE COMPANY ISSUED 81.63 SHARES OF ITS COMMON STOCK TO A DIRECTOR
OF THE COMPANY, PURSUANT TO THE TERMS OF A CONSULTING AGREEMENT. THE PURCHASE PRICE
FOR THE SHARES OF COMMON STOCK WAS $173,333, AND IS EVIDENCED BY A NOTE RECEIVABLE TO
THE COMPANY, BEARING INTEREST AT 6.5% PER ANNUM.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Overview:

The profitability of the Company depends largely on the Company's ability to enter into suitable leases, to realize an adequate spread between the interest rate paid by the Company on its borrowings and the implicit interest rate charged on the leases, and to avoid defaults by the lessees. The closing of two financing transactions during the year ended September 30, 1997 allows the Company access to significant amounts of capital which previously had not been available. Accordingly, the Company has been able to grow the its portfolio at a much faster rate than in prior years, while maintaining a debt-to-equity ratio that is below industry average.

Liquidity and Capital Resources:

During the fiscal year ended September 30, 1997, the Company entered into a $10 million Credit Agreement with LaSalle National Bank, which consists of two $5 million warehouse lines which convert to term loans. During the quarter ended December 31, 1997, the Company converted its initial warehouse line, with a balance of $4,906,000, into a term loan. The Company selected the LIBOR rate option, and entered into a LIBOR interest rate swap to effectively fix the interest rate related to this term loan.

As of December 31, 1997, the Company had borrowed approximately $1.1 million on its second $5 million warehouse line.

The Company intends to continue to expand its lease portfolio during fiscal year 1998 at a growth rate greater than that experienced in fiscal year 1997. In order to do so, the Company will need additional sources of financing beginning in the summer of 1998. If no new or expanded credit facilities or other funding sources are obtained, the Company's cash flow from its existing lease portfolio would permit only limited growth; however, the Company believes it will be successful in establishing one or more new or expanded funding sources by the summer of 1998.

During the quarter ended December 31, 1997, the Company sold two leases to a third party on a non-recourse basis as part of its brokerage activity. Total proceeds were $502,000, and the transaction resulted in a gain of approximately $26,000. The Company expects this type of brokerage activity to continue in the future.

Management believes that its overall sources of liquidity will continue to be sufficient to satisfy the foreseeable financial obligations of the Company. Management of the Company knows of no material requirements for capital expenditures other than to enter into leases.

Analysis of Cash Flows:

Net cash flows from operating activities result primarily from net earnings or losses, adjusted for non-cash items such as depreciation and amortization of assets and from changes in working capital. The Company experienced a net cash outflow from operations of $299,503 for the three months ended December 31, 1997, compared to a net cash inflow of $21,862 for the three months ended December 31, 1996. The primary component of cash outflow from operations was the continued funding of a loan held for sale, which amounted to $397,038 during the current quarter. The sale of this loan in the future will result in a cash inflow from operations. Excluding the outflow from the loan held for sale, the most significant contributor to operating cash flow is the

                                       8
net earnings before non-cash charges for depreciation and amortization, capitalization of interest on subordinated debt and provisions for credit losses. Net earnings before these non-cash charges were $149,499 in 1997 compared to $12,334 in 1996. This increase in income before non-cash charges, totaling $137,165, benefited from the increase in net interest income for the period of $52,479, and the continued capitalization of interest on the Company's subordinated debt as required in the agreement with the subordinated debt holders.

Net cash flows used in investing activities consist primarily of investments in leases, which is the Company's primary requirement for cash, and principal payments received from lessees, which is currently the Company's principal source of cash. During the three months ended December 31, 1997, the Company invested $3,831,954 in twenty-two leases, compared to $1,018,909 in ten leases for the same period in 1996, which reflects the Company's accelerated growth rate. Principal payments received on leases and loans receivable totaled $778,249 for the three months ended December 31, 1997 compared to $363,600 for the same period in 1996. Principal payments received include approximately $477,000 and $145,000 from brokerage activity in the 1997 and 1996 periods, respectively. Investments in leases and principal payments received on leases are expected to continue to grow in future periods.

Cash inflows from financing activities historically have consisted of bank borrowings and proceeds from the sale of equity and debt securities. In the quarter ended December 31, 1997, the Company's only significant source of cash inflows from financing activities was bank borrowings. Cash outflows consist of costs incurred in the sale of the securities, principal payments on borrowings and debt securities, and preferred stock dividends. During the three months ended December 31, 1997, the Company received proceeds from bank borrowings of $4,417,000 from its credit lines, a substantial increase from the $880,730 under its previous borrowing arrangements during the 1996 period. The Company also paid $65,000 during the three months ended December 31, 1997 for costs related to its previously completed financing transactions. Preferred dividends for the three months ended December 31, 1997 were $10,000, which is less than the $40,000 paid in the 1996 period due to the redemption of the Company's Series B Preferred Stock in March, 1997. Management anticipates that the Company's primary cash inflows from financing activities in the future will be from bank borrowings, and that the amount of borrowings will continue to grow as the Company's growth in leasing transactions continues.

Results of Operations:

For the three months ended December 31, 1997, the Company reflected an operating loss, before preferred dividend requirements, of $87,898 compared to a loss for the same period in 1996 of $67,856. Gains from brokerage activities were $26,280 in the 1997 period compared to $5,194 in the 1996 period. Brokerage gains will fluctuate from period to period, however the Company expects these gains to increase in the future.

Interest and fee income from for the three months ended December 31, 1997 was $500,186 and interest expense was $373,631 in the same period, or a net interest spread, before a provision for credit losses, of $126,555, compared to $292,146 of interest income, $218,070 of interest expense, and a net interest spread of $74,076 in the comparable period in 1996. The 1997 figures reflect the increased leasing activity resulting from the Company's financing transactions, which were consummated in March and April of 1997. In future periods, management expects the interest spread to increase as the Company continues to invest in new leases, and continues to realize the benefits from its 1997 financing arrangements which should lower the Company's overall cost of funds.

The Company has continued to add to its general reserve for losses on finance receivables based on the volume of new lease production. During the three months ended December 31, 1997, the Company added approximately $49,000 to the reserve, resulting in a reserve balance of approximately $106,000. There have been no chargeoffs against this reserve to date.

General and administrative expenses increased approximately $45,000 during the three months ended December 31, 1997 compared to the same period in 1996, primarily due to an increase in payroll related costs, as the number of employees has increased from five to seven from the 1996 period to 1997 to handle the increase in leasing activity.

The Company is already experiencing, and expects to continue to experience, a significant increase in the amount of funded lease transactions. However, with its management team in place, general and administrative costs going forward should be relatively fixed, with the exception of a limited number of personnel additions required by anticipated growth in the Company's lease portfolio. Therefore, the interest spread on finance receivables is expected to grow at a much faster pace than general and administrative expenses.

Impact of Interest Rate Changes and the Restaurant Industry:

The Company markets and funds fixed rate leases, and has attempted to raise funds for investment in new leases at fixed interest rates, and similar duration, thus virtually eliminating interest rate risk. This was accomplished in prior years through the issuance of five-year fixed rate bonds. The Company's more recent funding sources also allow the Company to manage exposure to interest rate risk. The Subordinated Notes issued in March and September of 1997, bear interest at a fixed rate of 10%. With the use of swaps in conjunction with the term loans in the new bank credit facility, the Company expects to be able to virtually fix the rate of interest on the term loans. The warehouse lines which the Company is utilizing carry a variable rate of interest, but have a duration of only six months. While a dramatic rise in future interest rates would not have a direct impact on leases booked to date, it may have an impact on the restaurant industry's growth rate. A rising interest rate environment may also impact the Company's future gains on brokerage activities.

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

Credit Risk:

The Company's net investment balance at December 31, 1997 in assets which are not performing in accordance with their contractual terms is approximately $1.6 million. Management of the Company has reviewed its collateral position on these credits and has consulted with legal counsel. Based on this review and consultation, management believes that the Company is adequately secured and will recover all amounts presently owed, including interest and legal and professional fees. Management of the Company is actively pursuing the resolution of these finance receivables, and expects that all of the non-performing leases will either be repaid or brought current in accordance with their contractual provisions.

Forward-looking Statements:

The statements contained in this filing on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including changes in interest rates and spending on food prepared outside the home; competitive or regulatory changes that affect the cost of or demand for the Company's lease product; and the availability of funds or third-party financing sources to allow the Company to purchase equipment and enter into new leases. The Company's future results also could be adversely affected if it is unable to resolve the current non-performing leases in its portfolio without significant loss. Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission.



                          PART II - OTHER INFORMATION

Item 2.       CHANGES IN SECURITIES

In December, 1997, the Company issued 81.63 shares of its common stock to Salvatore F. Mulia, a director of the Company, pursuant to the terms of a consulting agreement between Mr. Mulia and the Company. The purchase price for the shares of common stock was $173,333 to be payable by Mr. Mulia pursuant to the terms of the consulting agreement. The common stock was issued pursuant to the registration exemption contained in Section 4(2) of the Securities Act of 1933.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                 (a) The exhibits listed on the Index to Exhibits appearing on page 13 are filed herewith.

                 (b) No reports on Form 8-K dated were filed by the Registrant during the quarter ended December 31, 1997.

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




MERIDIAN FINANCIAL CORPORATION




By: /s/ Michael F. McCoy
Michael F. McCoy
President




By: /s/ Gerald W. Gerichs
Gerald W. Gerichs
Vice President, Secretary
and Treasurer
(Principal Financial Officer)

Date:   February 12, 1998

Index to Exhibits
                                                                     Page
                                                                      No.
Exhibit No.                         Description                In this Filing

10-Z  (1)      Agreement, dated March 28, 1997, between the Company
                        and RTM Financial Services, Inc.

27 (1)          Financial Data Schedule


(1) Filed with this report on Form 10-QSB