Form 10QSB
period 1998-03-31
MERIDIAN FINANCIAL CORP
filed 1998-05-06
CIK 917214

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



(MARK ONE)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

or

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

Number of common shares, without par value, outstanding at April 30, 1998:
1,081.63

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

MERIDIAN FINANCIAL CORPORATION

FORM 10-QSB

INDEX

                                                                      Page

PART I.   FINANCIAL INFORMATION

     Item 1.     Condensed Financial Statements

          Condensed Balance Sheets at March 31, 1998 and
               September 30, 1997                                       3

          Condensed Statements of Operations for the three months and the
               six months ended March 31, 1998 and 1997                 4

          Condensed Statements of Cash Flows for the six months
               ended March 31, 1998 and 1997                            5

          Notes to Condensed Financial Statements                       6

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                9

PART II.   OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K                          12

Index to Exhibits                                                      14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

MERIDIAN FINANCIAL CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

                                                  MARCH 31,    SEPTEMBER 30,
                                                     1998         1997
ASSETS
FINANCE RECEIVABLES, NET:
   NET INVESTMENT IN DIRECT FINANCING LEASES    $    13,291,668  $    9,552,098
   LOAN HELD FOR SALE                                 1,775,000       1,317,707
TOTAL FINANCE RECEIVABLES                            15,066,668      10,869,805

CASH                                                    892,485         627,098
CASH HELD IN ORIGINATION ACCOUNT                          3,776     3,658
DEBT SERVICE RESERVE FUNDS                              106,667      112,467
DEBT ISSUE COSTS, NET                                   603,210      694,381
OTHER ASSETS                                            443,676      392,627
TOTAL ASSETS                                    $    17,116,482  $   12,700,036


LIABILITIES AND
SHAREHOLDERS' EQUITY

Bonds payable                                   $     5,080,655  $    5,472,283
Bank borrowings-warehouse line                        2,045,000       1,629,000
Bank borrowings-term loan                             4,501,200           -
Subordinated debt                                     3,709,863       3,536,164
Accounts payable and accrued expenses                   130,269         290,776
Total liabilities                                    15,466,987      10,928,223


SHAREHOLDERS'  EQUITY:
   Preferred stock                                    3,203,060       3,203,060
   Common stock                                         241,866          68,533
   Note receivable, common stock                       (176,150)            -
   Accumulated deficit                               (1,619,281)      (1,499,780)
Total shareholders' equity                            1,649,495        1,771,813
Total liabilities and shareholders' equity       $    17,116,482  $   12,700,036

The accompanying notes are an integral part of these condensed financial statements.

MERIDIAN FINANCIAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                           MARCH 31,                MARCH 31,
                                       1998     1997              1998      1997

Interest and fee income              $566,099  $293,314  $1,066,285  $ 585,460
Interest expense                      398,554   237,967     772,185    456,037

     Net interest income              167,545    55,347     294,100    129,423
Provision for credit losses             3,932       -        52,956        -

     Net interest income after provision
        for credit losses             163,613    55,347     241,144    129,423

Other income:
   Gains from brokerage activities       -          -        26,280      5,194
   Gains on early termination of leases  -       49,142                 49,142
      Total other income                 -       49,142      26,280     54,336

General and administrative expenses:
   Salaries and employee benefits     143,773   89,195      280,185    177,155
   Other                               31,443   64,798       86,740    123,964

                                      175,216  153,993      366,925    301,119

Net loss                              (11,603) (49,504)     (99,501)  (117,360)

     Preferred stock dividends         10,000   39,000       20,000     79,000


Loss to common shareholders         $ (21,603) $ (88,504)  $  (119,501)  $(196,360)

Loss per common share and loss per
 common share assuming dilution  $   (19.97)  $   (88.50)  $    (114.17)  $  (196.36)

Weighted average common shares
 outstanding                         1,081.63 1,000.00       1,046.65       1,000.00


The accompanying notes are an integral part of these condensed financial statements.

MERIDIAN FINANCIAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        SIX MONTHS ENDED
                                                           MARCH 31,
                                                        1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                          $     (99,501)  $    (117,360)
   Adjustments to reconcile net earnings (loss)
      to net cash from operating activities-
         Depreciation and amortization                201,340        157,562
         Capitalization of subordinated debt interest 173,699           -
         Provision for credit losses                   52,956           -
         Additions to loan held for sale             (457,293)          -
         Increase in other assets                     (16,818)       (92,735)
         Increase (decrease) in accounts payable
           and accrued expenses                       (55,781)        68,383
Net cash provided by (used in) operating activities  (201,398)        15,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to direct financing leases               (6,071,653)    (1,671,717)
Principal payments received on direct financing leases
and loans receivable                                2,234,176      1,751,560
Other                                                 (52,266)           -
Net Cash provided by (used in) investing activites (3,889,743)        79,843

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series C Preferred Stock       -         2,192,308
Proceeds from issuance of Subordinated Debt              -           365,384
Redemption of Series B Preferred Stock                   -        (1,500,000)
   Principal payments on bonds payable               (391,628)      (349,842)
   Proceeds from bank borrowings                    5,322,000      1,102,884
   Principal payments on bank borrowings             (404,800)      (120,006)
   Decrease in cash held in debt service
      reserves and origination accounts                 5,682         33,082
   Financing costs paid                              (154,726)           -
   Preferred stock dividends                          (20,000)       (79,000)
                                                    4,356,528      1,644,810

NET CHANGE IN CASH                                    265,387      1,740,503
CASH, at beginning of period                          627,098        115,744
CASH, at end of period                       $        892,485 $    1,856,247


The accompanying notes are an integral part of these condensed financial statements.

MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

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

2.    ACCOUNTING POLICY-DERIVATIVES:

THE COMPANY HAS LIMITED INVOLVEMENT WITH DERIVATIVE FINANCIAL INSTRUMENTS AND DOES NOT USE
THEM FOR TRADING PURPOSES. THE COMPANY ENTERED INTO AN INTEREST RATE SWAP AGREEMENT AS
A MEANS OF MANAGING THE INTEREST RATE EXPOSURE OF ITS TERM BANK CREDIT FACILITY. THE INTEREST
RATE SWAP IS ACCOUNTED FOR UNDER THE ACCRUAL METHOD. UNDER THIS METHOD, THE DIFFERENTIAL TO
BE PAID OR RECEIVED ON THE INTEREST RATE SWAP AGREEMENT IS RECOGNIZED OVER THE LIFE OF THE
AGREEMENT AS AN ADJUSTMENT TO INTEREST EXPENSE. CHANGES IN FAIR VALUE OF INTEREST RATE
SWAPS ACCOUNTED FOR UNDER THE ACCRUAL METHOD ARE NOT REFLECTED IN THE
ACCOMPANYING
FINANCIAL STATEMENTS. REALIZED GAINS AND LOSSES ON TERMINATED INTEREST RATE SWAPS WILL BE
DEFERRED AS AN ADJUSTMENT TO THE CARRYING AMOUNT OF THE DESIGNATED INSTRUMENTS
AND
AMORTIZED OVER THE REMAINING ORIGINAL LIFE OF THE AGREEMENTS. IF THE DESIGNATED INSTRUMENTS
ARE DISPOSED OF, THE FAIR VALUE OF THE INTEREST RATE SWAP OR UNAMORTIZED DEFERRED GAINS OR
LOSSES WILL BE INCLUDED IN THE DETERMINATION OF THE GAIN OR LOSS ON THE DISPOSITION OF SUCH
INSTRUMENTS. TO QUALIFY FOR SUCH ACCOUNTING, THE INTEREST RATE SWAP IS DESIGNATED TO THE
TERM BANK CREDIT FACILITY AND ALTERS ITS INTEREST RATE CHARACTERISTICS.

3.    FINANCE RECEIVABLES:

THE COMPONENTS OF THE COMPANY'S NET INVESTMENT IN DIRECT FINANCING LEASES ARE AS FOLLOWS:

                                           MARCH 31,   SEPTEMBER 30,
                                               1998        1997
MINIMUM LEASE PAYMENTS TO BE RECEIVED      $  19,270,146  $ 12,995,061
LESS - UNEARNED INCOME                        (5,868,148)   (3,385,589)
LESS - ALLOWANCE FOR CREDIT LOSSES              (110,330)      (57,374)
NET INVESTMENT IN DIRECT FINANCING LEASES  $  13,291,668  $  9,552,098




MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

THE COMPANY HAD LEASES WITH A NET INVESTMENT BALANCE OF APPROXIMATELY $1.0
MILLION AT
MARCH 31, 1998, WHICH WERE NOT PERFORMING IN ACCORDANCE WITH THEIR CONTRACTUAL
TERMS.
BASED ON THE COMPANY'S COLLATERAL POSITION, MANAGEMENT EXPECTS NO LOSSES ON
THESE
BALANCES.

4.    BONDS PAYABLE:

AT MARCH 31, 1998, BONDS PAYABLE CONSISTED OF TWO SERIES OF BONDS, BEARING
INTEREST
AT RATES OF EITHER 9% OR 10% ($2,294,414 AT 9% AND $2,786,241 AT 10%)
COLLATERALIZED BY
EQUIPMENT PURCHASED AND LEASES ORIGINATED FROM PROCEEDS OF THE OFFERINGS, CASH
HELD IN
THE ORIGINATION ACCOUNT, AND BY DEBT SERVICE RESERVE FUNDS HELD BY A TRUSTEE.
THE TWO
SERIES ARE NOT CROSS-COLLATERALIZED, BUT ARE CROSS-DEFAULTED.  QUARTERLY
PRINCIPAL PAYMENTS
ARE REQUIRED FROM THE PRINCIPAL PORTIONS OF THE RELATED LEASE PAYMENTS RECEIVED
BY THE
COMPANY.  BASED ON THE LEASES IN PLACE AS OF MARCH 31, 1998, QUARTERLY
PRINCIPAL
PAYMENTS FOR THE NEXT TWELVE MONTHS ARE EXPECTED TO TOTAL APPROXIMATELY
$1,090,000.

5.    BANK CREDIT FACILITY:

ON NOVEMBER 18, 1997, THE COMPANY CONVERTED $4,906,000 FROM ITS INITIAL
WAREHOUSE LINE
INTO ITS INITIAL TERM LOAN, UTILIZING THE LIBOR RATE OPTION.  THE TERM LOAN
REQUIRES MONTHLY
PAYMENTS OF PRINCIPAL TOTALING $89,200 PLUS INTEREST.

AS A RESULT OF THE ABOVE CONVERSION, THE COMPANY ALSO BEGAN BORROWING ON ITS
SECOND
$5 MILLION WAREHOUSE LINE.  AS OF MARCH 31, 1998, THE COMPANY HAD BORROWED
$2,045,000 ON THIS CREDIT LINE.

IN CONJUNCTION WITH THE CONVERSION OF THE WAREHOUSE LINE INTO THE INITIAL TERM
LOAN, EFFECTIVE
NOVEMBER 21, 1997, THE COMPANY ENTERED INTO AN INTEREST RATE SWAP AGREEMENT
WITH
LASALLE NATIONAL BANK TO MAKE FIXED RATE PAYMENTS AT 6.12% AND TO RECEIVE
FLOATING RATE
LIBOR-BASED PAYMENTS (5.6875% AT MARCH 31, 1998) ON AN INITIAL NOTIONAL AMOUNT
OF
$4,906,000 WITH MONTHLY AMORTIZATION OF $89,200.  THE MATURITY DATE OF THE SWAP
AGREEMENT IS APRIL 18, 2002.  THE INTEREST RATE SWAP AGREEMENT IS ACCOUNTED FOR
ON A
SETTLEMENT BASIS.  THE COMPANY IS EXPOSED TO CREDIT LOSS IN THE EVENT OF
NONPERFORMANCE
BY LASALLE NATIONAL BANK FOR THE NET INTEREST RATE DIFFERENTIAL WHEN FLOATING
RATES EXCEED
THE FIXED MAXIMUM RATE.  HOWEVER, THE COMPANY DOES NOT ANTICIPATE
NONPERFORMANCE BY
THE COUNTERPARTY.

MERIDIAN FINANCIAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

EARNINGS PER SHARE:

Earnings (loss) per common share and earnings (loss) per common share assuming dilution are computed under a new accounting standard which was first effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable.
Earnings (loss) per common share is based on net income (loss) after preferred dividends, divided by the weighted average number of shares outstanding during the period.
Earnings
(loss) per common share assuming dilution shows the dilutive effect, if any, of additional common shares issuable under convertible securities.

The Company has previously issued 3,000 shares of Series C Convertible
Preferred Stock.
These shares of preferred stock are currently convertible into 3,000 shares of the Company's common stock, but have been excluded from the computation of earnings per common share assuming dilution because they were antidilutive for the three months and six months ended March 31, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Overview:

The profitability of the Company depends largely on the Company's ability to enter into suitable leases, to realize an adequate spread between the interest rate paid by the Company on its borrowings and the implicit interest rate charged on the leases, and to avoid defaults by the lessees. The closing of two financing transactions during the year ended September 30, 1997 allows the Company access to significant amounts of capital which previously had not been available. Accordingly, the Company has been able to grow its portfolio at a much faster rate than in prior years, while maintaining a debt-to-equity ratio that is below industry average.

Liquidity and Capital Resources:

During the fiscal year ended September 30, 1997, the Company entered into a $10 million Credit Agreement with LaSalle National Bank, which consists of two $5 million warehouse lines which convert to term loans. In November, 1997, the Company converted its initial warehouse line, with a balance of $4,906,000, into a term loan. The Company selected the LIBOR rate option, and entered into a LIBOR interest rate swap agreement to effectively fix the interest rate related to this term loan.

As of March 31, 1998, the Company had borrowed approximately $2.0 million on its second $5 million warehouse line.

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

During the six months ended March 31, 1998, the Company sold two leases to a third party on a non-recourse basis as part of its brokerage activity. Total proceeds were $502,000, and the transaction resulted in a gain of approximately
$26,000. The Company expects this type of brokerage activity to continue in the future.

Management believes that its overall sources of liquidity will continue to be sufficient to satisfy the foreseeable financial obligations of the Company.
Management of the Company knows of no material requirements for capital expenditures other than to enter into leases.

Analysis of Cash Flows:

Net cash flows from operating activities result primarily from net earnings or losses, adjusted for non-cash items such as depreciation and amortization of assets and from changes in working capital. The Company experienced a net cash outflow from operations of $201,398 for the six months ended March 31, 1998, compared to a net cash inflow of $15,850 for the six months ended March 31, 1997. The primary component of cash outflow from operations was the continued funding of a loan held for sale, which amounted to $457,293 during the 1998 six month period. The sale of this loan in the future will result in a cash inflow from operations. Excluding the outflow from the loan held for sale, the most significant contributor to operating cash flow is the net earnings before non-cash charges for depreciation and amortization, capitalization of interest on subordinated debt and provisions for credit losses. Net earnings before these non-cash charges were $328,494 in 1998 compared to $40,202 in 1997. This increase in income before non-cash charges, totaling $288,292, benefited from the increase in net interest income for the period of $164,677, and the continued capitalization of interest on the Company's subordinated debt as required in the agreement with the subordinated debt holders. The Company will begin making quarterly interest payments June 30, 1998, in accordance with the agreement.

Net cash flows used in investing activities consist primarily of investments in leases, which is the Company's primary requirement for cash, and principal payments received from lessees, which is currently the Company's principal source of cash. During the six months ended March 31, 1998, the Company invested $6,071,653 in thirty-eight leases, compared to $1,671,717 in seventeen leases for the same period in 1997, which reflects the Company's accelerated growth rate. Principal payments received on leases and loans receivable totaled $2,234,176 for the six months ended March 31, 1998 compared to $1,751,560 for the same period in 1997. Principal payments received in the 1998 period includes approximately $477,000 from brokerage activity and $1,290,000 from early terminations of leases. Principal payments in the 1997 period includes approximately $145,000 from brokerage activity and $1,132,000 from early terminations of leases and the prepayment of a mortgage loan receivable. Investments in leases and principal payments received on leases are expected to continue to grow in future periods.

Cash inflows from financing activities historically have consisted of bank borrowings and proceeds from the sale of equity and debt securities. In the six month period ended March 31, 1998, the Company's only significant source of cash inflows from financing activities was bank borrowings. Cash outflows consist of costs incurred in the sale of the securities, principal payments on borrowings and debt securities, and preferred stock dividends. During the six months ended March 31, 1998, the Company received proceeds from bank borrowings of $5,322,000 from its credit lines, a substantial increase from the $1,102,884 under its previous borrowing arrangements during the 1997 period. The Company also paid $154,726 during the six months ended March 31, 1998 for costs related to its previously completed financing transactions. Preferred dividends for the six months ended March 31, 1998 were $20,000, which is less than the $79,000 paid in the 1997 period due to the redemption of the Company's Series B
Preferred Stock in March, 1997. During the six months ended March 31, 1997, the Company received approximately $2.6 million of the $3.5 million total debt and equity financing representing preferred stock and subordinated debt. Of these proceeds, $1.5 million was used to retire the Series B Preferred Stock.
Management anticipates that the Company's primary cash inflows from financing activities in the future will be from bank borrowings, and that the amount of borrowings will continue to grow as the Company's growth in leasing transactions continues.

Results of Operations:

For the six months ended March 31, 1998, the Company reflected an operating loss, before preferred dividend requirements, of $99,501 compared to a loss for the same period in 1997 of $117,360. Gains from brokerage activities were $26,280 in the 1998 period compared to $54,336 in gains from brokerage activities and early termination of leases in the 1997 period. Brokerage gains will fluctuate from period to period, however the Company expects these gains to increase in the future.

Interest and fee income for the six months ended March 31, 1998 was $1,066,285 and interest expense was $772,185 in the same period, or a net interest spread, before a provision for credit losses, of $294,100, compared to $585,460 of interest income, $456,037 of interest expense, and a net interest spread of $129,423 in the comparable period in 1997. This increase in interest spread, totaling $164,677, reflects the increased leasing activity resulting from the Company's financing transactions, which were consummated in March and April of 1997. In future periods, management expects the interest spread to increase further as the Company continues to invest in new leases, and continues to realize the benefits from its 1997 financing arrangements which have lowered the Company's overall cost of funds.

The Company has continued to add to its general reserve for losses on finance receivables. During the six months ended March 31, 1998, the Company added approximately $53,000 to the reserve, resulting in a reserve balance of approximately $110,000. There have been no chargeoffs against this reserve to date.

General and administrative expenses increased approximately $66,000 during the six months ended March 31, 1998 compared to the same period in 1997, primarily due to an increase in payroll related costs, as the number of employees has increased from five to seven from the 1997 period to 1998 to handle the increase in leasing activity.

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

Impact of Interest Rate Changes and the Restaurant Industry:

The Company markets and funds fixed rate leases, and attempts to fund these leases with instruments at fixed interest rates, and similar duration, thus virtually eliminating interest rate risk. This was accomplished in prior years through the issuance of five-year fixed rate bonds. The Company's more recent funding sources also allow the Company to manage exposure to interest rate risk. The Subordinated Notes issued in March and September of 1997, bear interest at a fixed rate of 10%. With the use of swaps in conjunction with the term loans in the new bank credit facility, the Company expects to be able to virtually fix the rate of interest on the term loans. The warehouse lines which the Company is utilizing carry a variable rate of interest, but have a duration of only six months. While a dramatic rise in future interest rates would not have a direct impact on leases booked to date, it may have an impact on the restaurant industry's growth rate. A rising interest rate environment may also impact the Company's future gains on brokerage activities.

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


Credit Risk:

The Company's net investment balance at March 31, 1998 in assets which are not performing in accordance with their contractual terms is approximately $1.0 million. Management of the Company has reviewed its collateral position on these credits and has consulted with legal counsel. Based on this review and consultation, management believes that the Company is adequately secured and will recover all amounts presently owed, including interest and legal and professional fees. Management of the Company is actively pursuing the resolution of these finance receivables, and expects that all of the non-performing leases will either be repaid or brought current in accordance with their contractual provisions.

Forward-looking Statements:

The statements contained in this filing on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private
Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:
changes in general economic conditions, including changes in interest rates;
competitive or regulatory changes that affect the cost of or demand for the Company's lease product; and the availability of funds or third-party financing sources to allow the Company to purchase equipment and enter into new leases.
The Company's future results also could be adversely affected if it is unable to resolve the current non-performing leases in its portfolio without significant loss. Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission.



PART II - OTHER INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                 (a) The exhibits listed on the Index to Exhibits appearing on page 14 are filed herewith.

                 (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.













SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERIDIAN FINANCIAL CORPORATION




By:/s/ Michael F. McCoy
Michael F. McCoy
President




By:/s/ Gerald W. Gerichs
Gerald W. Gerichs
Vice President, Secretary
and Treasurer
(Principal Financial Officer)

Date:   May 4, 1998



INDEX TO EXHIBITS

EXHIBIT NO. DESCRIPTION       PAGE NO IN THIS FILING
27                Financial Data Schedule

