Form 10QSB
period 1998-06-30
MERIDIAN FINANCIAL CORP
filed 1998-08-21
CIK 917214

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



(MARK ONE)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

or

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

Number of common shares, without par value, outstanding at August 14, 1998:
1,081.63

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                           MERIDIAN FINANCIAL CORPORATION

                                    FORM 10-QSB

                                       INDEX

                                                                         Page

PART I.   FINANCIAL INFORMATION

  Item 1.     Condensed Financial Statements

     Condensed Balance Sheets at June 30, 1998 and
               September 30, 1997                                           3

     Condensed Statements of Operations for the three months and the
               nine months ended June 30, 1998 and 1997                     4

     Condensed Statements of Cash Flows for the nine months
               ended June 30, 1998 and 1997                                 5

          Notes to Condensed Financial Statements                           6

  Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    9

PART II.   OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K                               12

                                  PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                               MERIDIAN FINANCIAL CORPORATION
                                 CONDENSED BALANCE SHEETS

                                       (UNAUDITED)

                                                  JUNE 30,       SEPTEMBER 30,
                                                    1998              1997

             ASSETS

Finance receivables, net:
 Net investment in direct financing leases   $ 15,400,109       $    9,552,098
   Loan held for sale                           1,775,000            1,317,707
Total finance receivables                      17,175,109           10,869,805

Cash                                              470,548              627,098
Cash held in origination account -                  3,658
Debt service reserve funds                         98,272              112,467
Debt issue costs, net                             535,748              694,381
Other assets                                      459,112              392,627
Total assets      $ 18,738,789  $  12,700,036


                      LIABILITIES AND
                      SHAREHOLDERS' EQUITY

Bonds payable                               $   4,888,336       $    5,472,283
Bank borrowings-warehouse line                  4,060,000            1,629,000
Bank borrowings-term loan                       4,233,600               -
Subordinated debt                               3,709,863            3,536,164
Accounts payable and accrued expenses             192,844              290,776
Total liabilities                              17,084,643           10,928,223


SHAREHOLDERS'  EQUITY:
   Preferred stock                              3,203,060            3,203,060
   Common stock                                   241,866               68,533
   Note receivable, common stock                 (178,967)                -
   Accumulated deficit                         (1,611,813)          (1,499,780)
Total shareholders' equity                      1,654,146            1,771,813
Total liabilities and shareholders' equity  $  18,738,789        $  12,700,036

The accompanying notes are an integral part of these condensed financial statements.

                          MERIDIAN FINANCIAL CORPORATION
                        CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                         THREE MONTHS ENDED         NINE MONTHS ENDED PREVIOUS
                              JUNE 30,                         JUNE 30,

                                1998        1997            1998      1997
Interest and fee income     $ 634,706   $ 300,906      $ 1,700,991  $ 886,366
Interest expense              430,163     236,878        1,202,348    692,915

Net interest income           204,543      64,028          498,643    193,451
Provision for credit losses      -         22,079           52,956     22,079

Net interest income
after provision
for credit losses             204,543      41,949          445,687    171,372

Other income:

Gains from
brokerage activities           18,061        -              44,341      5,194

Gains on early
termination of leases          11,909       1,567           11,909     50,709
  Total other income           29,970       1,567           56,250     55,903

General and
administrative expenses:

Salaries and
employee benefits             143,808     130,751           423,993   307,906

Other                          73,237      78,197           159,977   202,161
                              217,045     208,948           583,970   510,067

Net income (loss)              17,468    (165,432)          (82,033) (282,792)

Preferred stock dividends      10,000      10,000            30,000    89,000



Income (loss)
to common shareholders          7,468    (175,432)         (112,033) (371,792)

Per share data:

Income (loss)
 per common share             $  6.90   $ (175.43)        $ (105.86) $(371.79)  $        (114.17)

Income (loss) per common share
assuming dilution             $  1.83   $ (175.43)        $ (105.86) $(371.79)

Weighted average common shares
 outstanding                 1,081.63    1,000.00          1,058.30  1,000.00

Weighted average common
shares outstanding
assuming dilution            4,081.63    1,000.00          1,058.30  1,000.00

The accompanying notes are an integral part of these condensed financial statements.
4

                         MERIDIAN FINANCIAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                                        NINE MONTHS ENDED
                                                             JUNE 30,
                                                          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
NET EARNINGS (LOSS)                                $  (82,033)   $ (282,792)
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS)
 TO NET CASH FROM OPERATING ACTIVITIES-
   DEPRECIATION AND AMORTIZATION                      303,198       243,643
   CAPITALIZATION OF SUBORDINATED DEBT INTEREST       173,699        12,500
   PROVISION FOR CREDIT LOSSES                         52,956        22,079
   ADDITIONS TO LOAN HELD FOR SALE                   (457,293)          -
   INCREASE IN OTHER ASSETS                           (61,595)      (26,814)
   INCREASE IN ACCOUNTS PAYABLE
     AND ACCRUED EXPENSES                               6,794        40,939
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                (64,274)        9,555

CASH FLOWS FROM INVESTING ACTIVITIES:

 ADDITIONS TO DIRECT FINANCING LEASES              (9,087,405)   (4,129,539)
 PRINCIPAL PAYMENTS RECEIVED
  ON DIRECT FINANCING LEASES
   AND LOANS RECEIVABLE                             3,141,486     2,089,077
OTHER                                                 (60,137)        -
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                            (6,006,056)   (2,040,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM ISSUANCE OF SERIES C
    PREFERRED STOCK                                      -        2,876,000
 PROCEEDS FROM ISSUANCE OF SUBORDINATED DEBT             -          500,000
 REDEMPTION OF SERIES B PREFERRED STOCK                  -       (1,500,000)
 PRINCIPAL PAYMENTS ON BONDS PAYABLE                 (583,947)     (758,765)
 PROCEEDS FROM BANK BORROWINGS                      7,337,000     3,127,884
 PRINCIPAL PAYMENTS ON BANK BORROWINGS               (672,400)   (1,102,884)
 DECREASE IN CASH HELD IN DEBT SERVICE
  RESERVES AND ORIGINATION ACCOUNTS                    17,853        44,916
 FINANCING COSTS PAID                                (154,726)     (205,050)
 PREFERRED STOCK DIVIDENDS                            (30,000)      (89,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES           5,913,780     2,893,101

NET CHANGE IN CASH                                   (156,550)      862,194
CASH, AT BEGINNING OF PERIOD                          627,098       115,744
CASH, AT END OF PERIOD                          $     470,548   $   977,938

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.
5

                        MERIDIAN FINANCIAL CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1998
                                (UNAUDITED)
1.      GENERAL:
        THE FINANCIAL INFORMATION INCLUDED HEREIN WAS PREPARED IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, AND SUCH PRINCIPLES WERE APPLIED ON A BASIS CONSISTENT WITH THOSE REFLECTED IN THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 1997.

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
        THE COMPONENTS OF THE COMPANY'S NET INVESTMENT IN DIRECT FINANCING LEASES ARE
AS FOLLOWS:

                                                   JUNE 30,     SEPTEMBER 30,
                                                     1998           1997

MINIMUM LEASE PAYMENTS TO BE RECEIVED         $  23,297,019    $ 12,995,061
LESS - UNEARNED INCOME                           (7,786,580)     (3,385,589)
LESS - ALLOWANCE FOR CREDIT LOSSES                 (110,330)        (57,374)


NET INVESTMENT IN DIRECT FINANCING LEASES    $   15,400,109    $  9,552,098

6

MERIDIAN FINANCIAL CORPORATION
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)
THE COMPANY HAD LEASES WITH A NET INVESTMENT BALANCE OF APPROXIMATELY $2.4 MILLION AT
JUNE 30, 1998, WHICH WERE NOT PERFORMING IN ACCORDANCE WITH THEIR CONTRACTUAL TERMS.
BASED ON THE COMPANY'S COLLATERAL POSITION, MANAGEMENT EXPECTS NO LOSSES ON
THESE
BALANCES.
         4. BONDS PAYABLE:
        At June 30, 1998, bonds payable consisted of two series of bonds, bearing interest at rates of either 9% or 10% ($2,202,455 at 9% and $2,685,881 at 10%)
collateralized by
        equipment purchased and leases originated from proceeds of the offerings and by debt service reserve funds held by a trustee.  The two
        series are not cross-collateralized, but are cross-defaulted.
Quarterly principal payments
        are required from the principal portions of the related lease payments received by the
        Company. Based on the leases in place as of June 30, 1998, quarterly principal payments for the next twelve months are expected to total approximately $1,281,000.
         5. Bank Credit Facility:
        On November 18, 1997, the Company converted $4,906,000 from its initial warehouse line into its initial term loan, utilizing the LIBOR rate option. The term loan requires monthly payments of principal totaling $89,200 plus interest.
        As a result of the above conversion, the Company also began borrowing on its second
        $5 million warehouse line.  As of June 30, 1998, the Company had borrowed
        $4,060,000 on this credit line.
        In conjunction with the conversion of the warehouse line into the initial term loan, effective
        November 21, 1997, the Company entered into an interest rate swap agreement with
        LaSalle National Bank to make fixed rate payments at 6.12% and to receive floating rate
        LIBOR-based payments (5.6523% at June 30, 1998) on an initial notional amount of
        $4,906,000 with monthly amortization of $89,200. The maturity date of the swap agreement is April 18, 2002. The interest rate swap agreement is accounted for on a settlement basis. The Company is exposed to credit loss in the event of nonperformance by LaSalle National Bank for the net interest rate differential when floating rates exceed the fixed maximum rate. However, the Company does not anticipate nonperformance by the counterparty.
7

MERIDIAN FINANCIAL CORPORATION
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)
         6. EARNINGS PER SHARE:
        Earnings (loss) per common share and earnings (loss) per common share assuming dilution are computed under a new accounting standard which was first effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable.
        Earnings (loss) per common share is based on net income (loss) after preferred dividends, divided by the weighted average number of shares outstanding during the period. Earnings
        (loss) per common share assuming dilution shows the dilutive effect, if any, of additional common shares issuable under convertible securities.
        The Company has outstanding 3,000 shares of Series C Convertible Preferred Stock.
        These shares of preferred stock are currently convertible into 3,000 shares of the Company's common stock, but have been excluded from the computation of earnings per common share assuming dilution for all periods presented, except for the three months ended
        June 30, 1998, because they were antidilutive.
8

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

As of June 30, 1998, the Company had borrowed approximately $4.1 million on its second $5 million warehouse line.

The Company intends to continue to expand its lease portfolio during fiscal year 1998 at a growth rate greater than that experienced in fiscal year 1997. In order to do so, the Company will need additional sources of financing during 1998. If no new or expanded credit facilities or other funding sources are obtained, the Company's cash flow from its existing lease portfolio would permit only limited growth; however, the Company believes it will be successful in establishing one or more new or expanded funding sources.

During the nine months ended June 30, 1998, the Company sold three leases to third parties on a non-recourse basis as part of its brokerage activity. Total proceeds were $808,000, and the transactions resulted in gains of approximately $44,000. The Company expects this type of brokerage activity to continue in the future.

Management believes that its overall sources of liquidity will continue to be sufficient to satisfy the foreseeable financial obligations of the Company. Management of the Company knows of no material requirements for capital expenditures other than to enter into leases.

Analysis of Cash Flows:

Net cash flows from operating activities result primarily from net earnings or losses, adjusted for non-cash items such as depreciation and amortization of assets and from changes in working capital. The Company experienced a net cash outflow from operations of $64,274 for the nine months ended June 30, 1998, compared to a net cash inflow of $9,555 for the nine months ended June 30, 1997. The primary component of cash outflow from operations was the continued funding of a loan held for sale, which amounted to $457,293 during the 1998 nine month period. On August 14, 1998, the Company completed the sale of this loan to a third party and received the entire $1,775,000 in proceeds. This will significantly increase cash flows from operations for the year ended September 30, 1998 as the proceeds will be a cash inflow from operations.

9

Excluding the outflow from the loan held for sale, the most significant contributor to operating cash flow is the net earnings before non-cash charges for depreciation and amortization, capitalization of interest on subordinated debt and provisions for credit losses. Net earnings before these non-cash charges were $447,820 in 1998 compared to a loss of $4,570 in 1997. This increase in income before non-cash charges, totaling $452,390, acrose in substantial part from the increase in net interest income for the period of $305,192, and the continued capitalization of interest on the Company's subordinated debt through March 31, 1998 as required in the agreement with the subordinated debt holders.

Net cash flows used in investing activities consist primarily of investments in leases, which is the Company's primary requirement for cash, and principal payments received from lessees, which is currently the Company's principal source of cash. During the nine months ended June 30, 1998, the Company invested $9,087,405 in sixty leases, compared to $4,129,539 in twenty-nine leases for the same period in 1997, which reflects the Company's accelerated growth rate. Principal payments received on leases and loans receivable totaled $3,141,486 for the nine months ended June 30, 1998 compared to $2,089,077 for the same period in 1997. Principal payments received in the 1998 period include approximately $764,000 from brokerage activity and $1,290,000 from early terminations of leases. Principal payments in the 1997 period include approximately $145,000 from brokerage activity and $1,132,000 from early terminations of leases and the prepayment of a mortgage loan receivable. Investments in leases and principal payments received on leases are expected to continue to grow in future periods.

Cash inflows from financing activities historically have consisted of bank borrowings and proceeds from the sale of equity and debt securities. In the nine month period ended June 30, 1998, the Company's only significant source of cash inflows from financing activities was bank borrowings. Cash outflows consist of costs incurred in the sale of the securities, principal payments on borrowings and debt securities, and preferred stock dividends. During the nine months ended June 30, 1998, the Company received proceeds from bank borrowings of $7,337,000 from its credit lines, a substantial increase from the $3,127,884 during the 1997 period. The Company also paid $154,726 during the nine months ended June 30, 1998 and $205,050 during the 1997 comparable period for costs related to its previously completed financing transactions. Preferred dividends for the nine months ended June 30, 1998 were $30,000, which is less than the $89,000 paid in the 1997 period due to the redemption of the Company's Series B Preferred Stock in March, 1997. During the nine months ended June 30, 1997, the Company received proceeds of $3.5 million representing preferred stock and subordinated debt. Of these proceeds, $1.5 million was used to retire the Series B Preferred Stock. Management anticipates that the Company's primary cash inflows from financing activities in the future will be from bank borrowings, and that the amount of borrowings will continue to grow as the Company's growth in leasing transactions continues.

Results of Operations:

For the nine months ended June 30, 1998, the Company reflected an operating loss, before preferred dividend requirements, of $82,033 compared to a loss for the same period in 1997 of $282,792. Gains from brokerage activities and early terminations of leases were $56,250 in the 1998 period compared to $55,903 in the 1997 period. Brokerage gains will fluctuate from period to period.

Interest and fee income for the nine months ended June 30, 1998 was $1,700,991 and interest expense was $1,202,348 in the same period, resulting in net interest income, before a provision for credit losses, of $498,643, compared to $886,366 of interest income, $692,915 of interest expense, and


10

net interest income of $193,451 in the comparable period in 1997. This increase in net interest income, totaling $305,192, reflects the increased leasing activity made possible by completion of certain financing transactions in March and April of 1997. In future periods, management expects net interest income to increase further as the Company continues to invest in new leases, and continues to realize the benefits from its 1997 financing arrangements which have lowered the Company's overall cost of funds.

The Company has continued to add to its general reserve for losses on finance receivables. During the nine months ended June 30, 1998, the Company added approximately $53,000 to the reserve, resulting in a reserve balance of approximately $110,000. Management continually assesses the adequacy of its allowance for credit losses and adjusts its provision accordingly. There have been no chargeoffs against this reserve to date.

General and administrative expenses increased approximately $74,000 during the nine months ended June 30, 1998 compared to the same period in 1997, primarily due to an increase in payroll related costs, as the number of employees has increased from five to eight from the 1997 period to 1998 to handle the increase in leasing activity.

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

For the three months ended June 30, 1998, the Company reflected income before preferred dividends of $17,468, compared with a loss of $165,432 in the comparable period in 1997. Although the 1998 period includes $29,970 in gains from brokerage activity and early terminations, the size of the portfolio has increased to the point where it is expected to generate net interest income that is adequate to cover general and administrative expenses.

Impact of Interest Rate Changes and the Restaurant Industry:

The Company markets and funds fixed rate leases, and attempts to fund these leases with fixed rate instruments of similar duration, thus virtually eliminating interest rate risk. This was accomplished in prior years through the issuance of five-year fixed rate bonds. The Company's more recent funding sources also allow the Company to manage exposure to interest rate risk. The Subordinated Notes issued in 1997, bear interest at a fixed rate of 10%. The Company uses interest rate swap agreements in conjunction with its variable rate term loans in order to effecctively fix the rate of interest on the term loans. The Company's warehouse lines carry a variable rate of interest, but have a duration of only six months. While a dramatic rise in future interest rates would not have a direct impact on leases booked to date, it may have an impact on the restaurant industry's growth rate. A rising interest rate environment may also impact the Company's future gains on brokerage activities.







11
In the last ten years, the franchise restaurant industry has experienced rapid growth and the number of franchise units continues to grow. As some concepts begin to reach a mature stage, and it becomes increasingly more difficult to sustain a high level of growth in sales, the market is experiencing a significant increase in the number of new concepts emerging. Since the Company's target market is the smaller chains (from 100 to 500 units), this increase in new concepts should provide the Company with an increase in prospective lease deals. In addition, as large metropolitan areas in some geographic areas begin to reach saturation points from the standpoint of restaurant locations, the Company is seeing more prospective lease deals in more rural locations, which would tend to be the smaller type franchisee that the Company targets.

Inflation has not had a material effect on the Company's operations.

Credit Risk:

The Company's net investment balance at June 30, 1998 in assets which are not performing in accordance with their contractual terms is approximately $2.4 million. Management of the Company has reviewed its collateral position on these credits and has consulted with legal counsel. Based on this review and consultation, management believes that the Company is adequately secured and will recover all amounts presently owed, including interest and legal and professional fees. Management of the Company is actively pursuing the resolution of these finance receivables, and expects that all of the non-performing leases will either be repaid or brought current in accordance with their contractual provisions.

Forward-looking Statements:

The statements contained in this filing on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including changes in interest rates; competitive or regulatory changes that affect the cost of or demand for the Company's lease product; and the availability of funds or third-party financing sources to allow the Company to purchase equipment and enter into new leases. The Company's future results also could be adversely affected if it is unable to resolve the current non-performing leases in its portfolio without significant loss. Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.



PART II - OTHER INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits -
                       (27) Financial Data Schedule

                 (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

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




                           MERIDIAN FINANCIAL CORPORATION




                                             By:/s/ Michael F. McCoy
                                                    Michael F. McCoy
                                                    President


                                              By:/s/ Gerald W. Gerichs
                                                     Gerald W. Gerichs
                                                     Vice President,
                                                     Secretary and Treasurer
                                                 (Principal Financial Officer)

Date:   August 18, 1998

INDEX TO EXHIBITS


Exhibit No.          Description                   Page No. In this Filing

27               Financial Data Schedule