Form 10KSB
period 1998-09-30
MERIDIAN FINANCIAL CORP
filed 1999-01-14
CIK 917214

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
ANNUAL REPORT
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended September 30, 1998

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

        9265 Counselor's Row, Suite 106
                                    Indianapolis,                   Indiana
46240-6402
                   (Address     of     principal     executive     offices)
(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   Not applicable

Issuer's  revenues  for  the  fiscal  year ended September 30, 1998:    Not
Available

Aggregate market value of the voting stock held by non-affiliates: The voting stock of the Company is closely held and there is currently no liquid market.

Number of common shares, without par value, outstanding at December 31, 1998: 1,066.63

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional  Small  Business Disclosure Format:               Yes [  ]  No
[X]


MERIDIAN FINANCIAL CORPORATION
Indianapolis, Indiana

Annual Report to Securities and Exchange Commission
September 30, 1998

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Meridian Financial Corporation ("Company") is an Indiana corporation organized in 1993 to engage primarily in the business of commercial equipment leasing to franchisees of national restaurant chains under full-payout, triple-net leases.

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

During the year-ended September 30, 1997 ("FY/97") the Company successfully completed two financing transactions that represented the culmination of efforts to secure alternative sources of financing after the expiration of the Company's public bond offering on December 31, 1995. On March 28, 1997 the Company entered into a transaction with three venture capital funds raising $6.5 million of new capital in two stages. This capital was in the form of Series C Convertible Preferred Stock ($3 million) and Subordinated Debt ($3.5 million in two tranches). The Company utilized $1.5 million of the proceeds to redeem its Series B Preferred Stock and related warrants. In conjunction with this capital transaction, on April 18, 1997 the Company entered into a credit agreement ("Agreement") with LaSalle National Bank ("Bank") for a total of $10 million. The Agreement consisted of two $5 million warehouse lines, which were to convert to term loans six months after their respective effective dates.

During the year-ended September 30, 1998 ("FY/98") the Company converted the first warehouse line to a 29-month term loan for $4,906,000 on November 18, 1997. The second warehouse line was converted to a 28-month term loan for $4,799,000 on July 19, 1998. Equipment leases originated by the Company's personnel collateralized both term loans. These term loans are being repaid on a monthly basis with principal payments of $89,200 and $85,700 respectively plus interest. On September 29, 1998 the Company signed an agreement for a third warehouse line of $2.5 million with the Bank. The Company currently is in default of covenants under its credit facilities with the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The closing of these transactions has allowed the Company access to significant amounts of capital, which previously were unavailable. The Company has been able to grow the lease portfolio at a much faster rate in FY/98 and FY/97 than in prior years.

To better maintain its expanded lease portfolio, the Company installed state-of-the-art accounting and lease accounting software on its computer network during the fourth quarter of FY/98. The addition of this software will enable the Company to maintain real-time financial information on all of its leasing customers.

The Company currently has eight full-time employees. The Company's executive offices are located at 9265 Counselor's Row, Suite 106, Indianapolis, Indiana 46240-6402, and its telephone number is 317.814.2000.

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

The Company's target market is seasoned, multi-site, national franchise restaurant operators who are adding locations under a franchise agreement with a Company-approved franchisor group. These franchisees typically require leases in amounts from $100,000 to $300,000. Substantially all of the Company's equipment leases are for a 60-month term. The qualified franchisees are likely seasoned operators who have outgrown their local banks' credit ceilings, geographic boundaries or willingness to fund newer, unfamiliar (from the bank's perspective) franchise concepts. From a geographic standpoint, the Company's market includes both the United States and Canada.

The Company also has opportunities, principally through referrals, to review financing transactions, which are outside of the Company's, target market. Management considers these non-targeted leases on a case-by-case basis.

Leasing Activities

The Company has entered into restaurant equipment leases with franchisees representing a wide variety of national restaurant chains. Those chains representing more than 5% of the total finance receivables at September 30, 1998 include Great Steak and Potato, Papa John's Pizza, Red River Barbecue, Checkers and T.G.I.Friday's. The current portfolio represents 22 different franchise restaurant concepts.

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

Purchases of equipment may be made directly from manufacturers, from dealers, from independent third parties, or from existing users subject to sale-leaseback. In most cases, management of the Company does not obtain appraisals or other indications of fair value of the equipment acquired because all equipment is acquired subject to full-payout leases, is new and is purchased from vendors specified by the franchisor.

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

Each of the Company's present leases is a triple-net lease. All leases require the lessee to repair and maintain the equipment, pay all taxes relating to the lease and the lessee's use of the equipment, and bear the entire risk of the equipment being lost, damaged, destroyed or rendered unfit or unavailable for use. Historically the Company has retained and serviced all of its leases, except for those sold to a third party on a non-recourse basis, and it reserves the right to sell its interest in other leases and the underlying equipment.

Credit Criteria

The Company bases its credit decisions upon a two-tiered approval process. Senior management initially reviews and performs due diligence on the franchise concept and the financial capital of the franchisor. If these components are acceptable, the Company will consider applications from franchisees of the approved concept. The Company's credit officer will then conduct an initial review of the potential lessee's credit and financial information and generate a "Lessee Profile" which includes relevant business information concerning the potential lessee. A senior member of the management team visits the franchise location, inspects operations and interviews the management/ownership of the franchise. The Company utilizes an internally developed; comprehensive "Franchisee Site Visit Checklist" which focuses on the key operational issues confronting restaurant franchisees. After all due diligence is complete, the Company will issue its conditional commitment to fund.

The Company focuses its leasing efforts on the franchise restaurant industry because the franchisor generally monitors its franchisees on a regular basis and insists that franchisees stay current with their obligations to creditors. In the event of default, the franchisor may intervene to protect the value of the franchise.

Competition

The equipment leasing industry is highly competitive, and the Company faces competition from various sources. There are numerous potential competitors seeking to purchase and lease equipment, many of which have greater financial resources than the Company and/or more experience than the Company's management. The Company competes in the leasing marketplace with various entities, including equipment dealers, brokers, leasing companies, financial institutions and manufacturers or their affiliates. In addition to attractive financial terms, manufacturers may also provide certain ancillary services the Company cannot offer directly, such as maintenance services (including possible equipment substitution rights) warranty services, purchase rights and trade-in privileges.

The Company identifies potential lessees through various sources. Management of the Company has relationships with various restaurant franchisors and other potential sources of business. Because the Company's business is concentrated in the restaurant industry, the Company receives referrals from other leasing companies that do not serve the restaurant industry.

ITEM 2.  DESCRIPTION OF PROPERTY

Due to the nature of the Company's business, its investment in tangible property, other than equipment subject to leases, is not significant relative to its total assets. The Company leases its executive offices.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matter was submitted to a vote of the security holders during the 4th quarter of FY/98.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's common shares. As of December 31, 1998, there were 11 holders of record of the common shares. No cash dividends were declared or paid on the common shares in FY/97 or FY/98.

The terms of the Company's Series A Preferred Stock provide that no dividends (other than dividends paid in common shares) may be paid or declared and set aside for payment or other distribution upon the common shares unless full cumulative dividends on the Series A Preferred Stock have been paid. The Company paid all quarterly dividends on the Series A Preferred Stock during FY/98.

The terms of the Company's Series C Convertible Preferred Stock provide that approval by the holders of at least two-thirds of the outstanding shares of Series C Convertible Preferred Stock, voting separately as a series, is required prior to the purchase of, or payment of any dividends or distributions on, any shares of stock of the Company other than the Series C Convertible Preferred Stock. Dividends payable on the common shares solely in the form of additional common shares and regular quarterly dividends on the Series A Preferred Stock are excluded. The Company's Articles of Incorporation and Indiana Business Corporation Law further provide that no dividend or other distribution may be made upon any shares if, after giving it effect, the Company would be unable to pay its debts as they become due in the usual course of business or the Company's total assets would be less than its total liabilities.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

The Company's Financial Statements are not Available

The Company is filing this Annual Report on Form 10-KSB without its audited financial statements for FY/98. These financial statements and the related audit are not complete as of the date this report is being filed. The Company will file the financial statements as soon as they are available, which is expected to be on or before January 31, 1999. At that time, the company also will complete the portions of "Management's Discussion and Analysis of Financial Condition and Results of Operations" that discuss financial statement items.

Liquidity and Capital Resources

As stated under "Description of Business" above, the Company has funded its leasing activities primarily by:

* the sale of five-year bonds under an indenture of trust,
* the issuance of common and preferred stock,
* the issuance of subordinated notes to three venture capital funds and
* borrowing under a credit facility with the Bank.

The  Company  currently is in default of several covenants under its credit
facility with the  Bank.   Management does not expect the Company to return
into compliance with these covenants, as they are currently written, during the next 12 months; however, Management is working with the Bank to resolve the defaults, either by waiver, modification of the covenants, or some other means. If the defaults are not resolved, the Bank would be entitled to declare the entire amount of the Company's indebtedness to the Bank to
be immediately due  and  payable.   This,  in  turn, would likely result in
defaults under other financing agreements of the Company. The acceleration of any material portion of the Company's indebtedness would have a material adverse effect on the Company.

The covenant defaults under the credit facility result from delinquencies and defaults in the Company's lease portfolio. The Company historically has experienced some delinquency in payments by its lessees.

Management considers a certain level of delinquency to be consistent with normal business operations in the segment of the leasing industry in which the Company operates. The credit facility provides that the Company's ratio of delinquent receivables to total receivables will not exceed 5%; however, at December 31, 1998 the dollar amount of delinquent receivables was $6,196,110 which represented 32.9% of the total. A delinquent receivable outside the restaurant industry in the amount of $920,743 contributed to the ratio. In addition, defaulted leases from two lessees, whose operations are now controlled by the Company, contributed $2,480,854 to the ratio. The overall delinquency ratio was 26.9% at September 30, 1998 compared to 10.3% at September 30, 1997.

While delinquencies are not unusual for the Company, before 1998 the Company had not experienced significant defaults with lessees in the restaurant industry. In FY/98, however, five restaurant leases defaulted, resulting in net charge-offs of $107,112 against the Company's reserve for credit losses. Management believes that these defaults are not due to problems applicable to the portfolio as a whole, but instead occurred as a result of circumstances unique to each case.

The Company is diligently addressing its delinquencies and defaults. The newly installed automated system provides on-line access to information on delinquent accounts. The report generator in the program provides daily reports for the collection effort and individual account responsibility has been assigned to collectors. Although the program has been recently implemented, at least 25% of the delinquent accounts, by number, have been brought current. Management believes the Company's allowance for credit losses of $152,217 at September 30, 1998 is adequate to absorb any losses that are likely to result from the current defaults.

In addition to addressing the delinquency and default issues, Management is working to establish additional funding sources for the Company. These funding sources are needed in order to refinance maturing portions of the Company's indebtedness and to originate new lease transactions.

In FY/98, the Company expects the following indebtedness to mature, assuming the current covenant defaults are resolved without acceleration of any indebtedness:

        Five-Year Bonds:
$1,278,873

        Bank Indebtedness:
$1,514,100

        Other:
     $1,341,000

                        Total
     $4,133,973

The company expects to repay maturing indebtedness through a combination of activities including:

* Cash flow generated by lease payments on performing leases. Monthly payments currently average $320,000/month.
* Recovery of delinquent accounts, success in litigation and liquidation of defaulted accounts. Approximately $1.0 million is expected to be recovered in the second fiscal quarter.
* Sale of leases to third parties. Performing lease receivables totaling $3.0 million have been identified and will be discounted to lessors and investors at rates below the contract lease rate. These sales of leases on a discounted basis will generate an immediate gain on sale.
* Additional funding with the Bank and other participating banks are being sought to increase the funds available to the Company. Increased capacity at competitive rates will increase lease revenues.
* The board will consider an infusion of capital through the addition of new common shares.

The Company's business plan anticipates continued growth in its lease portfolio. The financing transactions completed in prior years positioned the Company to achieve growth. During FY/98, the Company substantially increased the size of its lease portfolio from $11.1 million to $17.8 million.
 As of December
30, 1998, however, the Company has borrowed substantially all of the funds available to it under the credit facility with the Bank. The Company will have to establish a new funding source in 1999 to achieve its growth targets.

Management believes the best funding source to support future growth is a warehouse credit facility in which lease receivable would be aggregated for
later  sale  in  a  securitization.   Management  has  been in negotiations
throughout 1998 with various lenders that provide this type of financing, and these negotiations are continuing. The Company has signed a term sheet with one of these lenders. The term sheet, which is subject to numerous substantial conditions, contemplates establishing a $50 million warehouse facility. The lender is continuing its due diligence of the Company. If the Company is unsuccessful in engaging in a securitization program, another liquidity provider will be sought to supplement or replace the Bank. Management continues to discuss this option with the Bank and other liquidity providers.

As an additional means of obtaining liquidity for the origination of new lease transactions or for other purposes, the Company has entered into agreements to sell leases on a non-recourse basis to third parties from time to time. Newcourt/ATT Capital provides, through a discount agreement, an annual line of approximately $10 million, funding for leases that the Company can sell from its portfolio. Additionally, two additional leasing companies interested in buying leases on terms similar to or better than, those offered by Newcourt/ATT have approached the Company. In the past the focus has primarily been on building the portfolio's critical mass rather than selling lease receivables; liquidity pressure has forced the company to step-up sale efforts. The Company is currently in discussion for the sale of $2.0 million of leases. The Company typically recognizes immediate income on the sale of the lease. The Company recognized gains of $39,776 in FY/98 from the sale of leases.

1997 and 1998 Financing Transactions

On March 28, 1997 the Company entered into a $6.5 million Securities Purchase Agreement ("Purchase Agreement") with Inroads Capital Partners, L.P. ("Inroads"), Mesirow Capital Partners VII, an Illinois Limited Partnership ("Mesirow"), Edgewater Private Equity Fund II, L.P. (collectively, the "Purchasers"), Michael F. McCoy and William L. Wildman pursuant to which the Purchasers purchased from the Company a total of 3,000 shares of the Company's new Series C Convertible Preferred Stock ("Preferred Shares") and $3,500,000 aggregate principal amount of 10% Subordinated Notes due March 31, 2002 ("Subordinated Notes"). The aggregate purchase price for the Preferred Shares was $3,000,000 and the aggregate purchase price for the Subordinated Notes was $3,500,000. On March 28, 1997 $500,000 of the Subordinated Notes were purchased, with the remaining $3,000,000 being purchased on September 18, 1997.

The Subordinated Notes are subject to a Subordination and Intercreditor Agreement between the Company, the Purchasers and the Bank. The Bank is further described below under the heading "Bank Credit Facility".

The Company utilized $1.5 million of the proceeds from the sale of the Preferred Shares to redeem its Series B Preferred Stock and the attached warrants to purchase Common Shares.

Bank Credit Facility

In conjunction with the described equity transaction, on April 18, 1997 the Company entered into an Agreement with the Bank. The Agreement consisted of two $5 million warehouse lines that were to convert to term loans within six months after their respective effective dates. The interest rate on these warehouse lines was the Bank's prime lending rate plus 100 basis points, or LIBOR plus 300 basis points, at the option of the Company. Upon conversion to a term loan, the interest rate was to be either (1) prime plus 125 basis points, (2) LIBOR plus 325 basis points, or (3) the U.S. Treasury rate for similar maturities plus 325 basis points, at the option of the Company. The term loans were initially scheduled for thirty (30) month maturities.

The warehouse lines required monthly payments of interest only. The term loans require monthly payments of principal and interest, with the principal portion based on a five-year level amortization.

During FY/98, the Company borrowed $4,906,000 against the initial term loan and began tendering monthly principal payments of $89,200 plus interest on December 20, 1997. Additionally, the Company borrowed $4,799,000 against the second term loan and began tendering monthly principal payments of $85,700 plus interest on August 20, 1998. The Company has entered into interest rate swaps that will hedge the Company against interest rate risk on its floating rate term loans.

 On September 29, 1998 the Company signed an agreement for a third warehouse line of $2.5 million with the Bank. This agreement allows the Company to expand the availability to $5.0 million at the Bank's option. The Company will need to obtain additional financing during FY/99 to meet the projected portfolio growth rate under its five-year financial plan.

Brokerage Activity

The Company also has agreements to sell leases on a non-recourse basis to third parties from time to time. This brokerage activity allows the Company to recognize immediate income on brokered transactions and reinvest the proceeds into new leases. This activity also creates another source of liquidity. During FY/98, the Company closed three transactions with third-party lenders resulting in booked gains. It is the Company's intention to continue to pursue sales of future leases to third parties as part of the Company's overall financial plan.

The Company is already experiencing, and expects to continue to experience, a significant increase in the amount of funded lease transactions.
However, with its management team in place, general and administrative costs going forward should be relatively fixed, with the exception of a limited number of personnel additions required by anticipated growth in the Company's lease portfolio. Therefore, the interest spread on finance receivables is expected to continue to grow at a much faster pace than the related general and administrative expenses.

Impact of Interest Rate Changes and the Restaurant Industry

The Company markets and funds fixed rate leases, and has attempted to raise funds for investment in new leases at fixed interest rates, and similar duration, thus virtually eliminating interest rate risk. This was accomplished in prior years with the five-year Series I and II Bond sales. The Company's current borrowings also allow the Company to manage exposure to interest rate risk. The Subordinated Notes bear interest at a fixed rate of 10%. With the use of swaps in conjunction with the term loans in the Bank credit facility, the Company expects to be able to virtually fix the rate of interest on the term loans. The first term loan utilized a LIBOR based swap to effectively fix the rate for twenty-nine months at an all-in rate of 9.37%. The second term loan utilized a similar LIBOR based swap to effectively fix the rate for twenty-eight months at an all-in rate of 9.64%. The Company's warehouse lines carry a variable rate of interest, but have duration of only six months. While a dramatic rise in future interest rates would not have a direct impact on leases booked to date, it may have an impact on the restaurant industry's growth rate. A rising interest rate environment may also impact the Company's future gains on brokerage activities.

In the last ten years, the franchise restaurant industry has experienced rapid growth and the number of franchise units continues to grow. As some concepts begin to reach a mature stage, and it becomes increasingly more difficult to sustain a high level of growth in sales, the market is experiencing a significant increase in the number of new, emerging concepts. Since the Company's target market includes the smaller chains (from 100 to 300 units), this increase in new concepts should provide the Company with an increase in prospective lease deals. In addition, as large metropolitan areas in some geographic areas begin to reach a saturation point from the standpoint of restaurant locations, the Company is reviewing more prospective lease deals in rural locations, which would tend to be the smaller franchisee, which the Company targets.

Inflation has not had a material effect on the Company's operations.

Forward-looking Statements

The statements contained in this filing on Form 10-KSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon Management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by Management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

* Changes in general economic conditions, including changes in interest rates and spending on food prepared outside the home,
* Competitive or regulatory changes that affect the cost of or demand for the Company's lease product, and
* The availability of funds or third-party financing sources to allow the Company to purchase equipment and enter into new leases.

The Company's future results also could be adversely affected if it is unable to resolve the current defaults in its portfolio without significant loss.

Reader's are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.


Year 2000 Readiness

The approach of the year 2000 presents potential problems to any business that utilizes computers. The Company relies upon computers for its communications and accounting requirements. All computer hardware will be tested during FY/99 to determine Y2K compatibility. In addition it has been determined that all software is fully compliant except the Company's network software. The network software version owned by the Company is not compliant and will be replaced to attain Y2K compliance. The Company's costs related to Y2K compliance are estimated by Management to be less than $10,000. These costs may include the testing of equipment and software programs, new equipment and software upgrades. It is difficult to predict such costs and additional funds may be needed. The Company's failure to successfully recognize and address Y2K issues could interfere with its ability to operate and could have an adverse effect on its financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

No  financial  data  is presented  with  this  filing.   See  "Management's
Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.
PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Board of Directors of the Company consists of Michael F. McCoy, Jerrold
B. Carrington, Thomas E. Galuhn and Salvatore F. Mulia. Mr. McCoy serves as Chairman of the Board and President; none of the other directors is an officer of the Company. William L. Wildman serves as Vice President of the Company and Robert W. Johnson serves as Vice President, Secretary and Treasurer of the Company. The Company has no other officers. In connection with the issuance of the Series C Convertible Preferred Stock, the Company entered into a Voting Agreement with the Purchasers, Mr. McCoy and Mr. Wildman. Under the Voting Agreement, the parties agreed to cooperate to cause the Company's Board of Directors to consist of five members. One member would be designated by Inroads, Mesirow would designate one member, one member would be designated by the holders of two-thirds of the voting power of the Company exercisable by the Purchasers, and two members would be designated by Mr. McCoy. There is presently one vacancy on the Board of Directors. The rights of the parties to designate directors terminate under certain circumstances. Directors are elected for a term of one year and until their successors are elected and have qualified. There is no family relationship between any of the Directors or officers of the Company.

The  following  are  brief biographies of the Directors and officers of the
Company:

Michael F. McCoy Mr. McCoy was President, Treasurer and a Director of United Capital Leasing Corporation, a company engaged in commercial equipment leasing ("UCL"), from its inception in October 1990 until October 1993. UCL specialized in restaurant equipment leasing and maintained and serviced its own portfolio. From April 1978 to March 1991, Mr. McCoy was Vice President of Keystone Leasing Corporation, a company engaged in the equipment leasing business ("Keystone"). During this period of time, Keystone originated numerous lease transactions for equipment used in restaurant, industrial, office and manufacturing industries. Substantially all of the leases arranged by Keystone were brokered for the accounts of other institutions and were full-payout, triple-net leases with lessees similar in credit experience to those targeted by the Company. Mr. McCoy received a Bachelor of Science degree and a Master's degree in Business Administration with a concentration in Finance from Indiana University. He is 54 years old. Mr. McCoy has served as a Director and officer of the Company since its inception.

Jerrold B. Carrington For the last six years, Mr. Carrington has been the General Partner of Inroads Capital Partners, L.P. ("Inroads") a venture capital fund that invests in growing companies. Inroads is one of three venture capital funds which purchased the Company's Series C Convertible Preferred Stock and provided Subordinated Debt Financing. He received a Bachelors of Arts degree from Connecticut College with a major in Government, a Masters degree in Business Administration with a concentration in Finance from the University of Chicago and a Law degree from the UCLA Law School. Mr. Carrington is 41 years old and was elected a Director of the Company in March 1997.

Thomas E. Galuhn For the last six years, Mr. Galuhn has been Senior Managing Director of Mesirow Financial. Mesirow Financial is the general partner of Mesirow Capital Partners VII, an Illinois Limited Partnership, which is one of three venture capital funds that purchased the Company's Series C Convertible Preferred Stock and provided Subordinated Debt Financing. He received a Bachelors degree at the University of Notre Dame with a major in Finance and a Masters degree in Business Administration with a concentration in Finance from the University of Chicago. Mr. Galuhn is 48 years old and was elected a Director of the Company in March 1997.

Salvatore F. Mulia Mr. Mulia has been a Director and Secretary since 1993 of RTM Financial Services, Inc., a firm in which Mr. Mulia and his wife own 100% of the common stock. RTM Financial Services provides investment advisory services and currently provides consulting services to the Company. Prior to that time, he was affiliated with R.W. Pressprich, a bond-trading house, as Director of Equities from May 1994 to May 1995. From May 1993 to January 1994, he was Sr. VP of Marketing for L.S.I. Financial Group, a mortgage and loan servicer. From 1986 to May 1993, he was a Sr. VP of GE Capital Markets. Mr. Mulia received a Bachelors degree from Brooklyn College with a major in Economics and a Masters degree in Marketing from Columbia University. He is 51 years old. Mr. Mulia was elected a Director of the Company in March 1997.

William Wildman Mr. Wildman was self-employed as a consultant in the equipment leasing business from July 1990 until December 1993. In such capacity he provided marketing and other consulting services to UCL and other firms. From 1985 until June 1990, Mr. Wildman was associated with Ag Services, Inc., a feed mill, originally as President and principal shareholder and, after the sale of the business to a third party, as an employee. Mr. Wildman is 50 years old. Mr. Wildman has served as an officer of the Company since November 1993.

Robert W. Johnson Mr. Johnson was a divisional Vice President of Countrymark Cooperative, an agricultural cooperative, from May 1996 to June 1998. From October 1992 to May 1996, he was the CFO of Premium Standard Foods, a large pork production and processing company. From June 1985 to October 1992, he was the Director of Agribusiness Lending with Prudential Insurance Company. Mr. Johnson received a Bachelor of Science degree from Purdue University with a major in Agricultural Finance and a Masters degree in Business Administration with a concentration in Finance and Strategic Management from Purdue University. Mr. Johnson is 49 years old. He has served as an officer of the Company since October 1998.

Because none of the Company's securities are registered pursuant to Section 12 of the Securities Exchange Act of 1934, the reporting requirements of
Section 16(a) of such Act are not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid by the Company to the Company's President for services rendered in all capacities to the Company during each of the three most recent fiscal years. No other executive officer received in excess of $100,000 in salary and bonus in any of those fiscal years.
SUMMARY COMPENSATION TABLE


Annual Compensation

Name and Principal Position

Year

Salary

Other Annual Compensation





    Michael F. McCoy, President
1998
$137,500

$ 12,469 (1)






1997
$122,750

$ 12,469 (1)






1996
$108,000

$ 12,469 (1)
_________________

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's Common stock, Series A Preferred Stock and Series C Convertible Preferred Stock as of December 31, 1998 by each person or group of persons known by the Company to:

* Own beneficially more than 5% of any class of the Company's voting securities, or
* be a Director or executive officer of the Company who owns any such voting securities, or
* consist of all Directors and executive officers

Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all securities shown as beneficially owned by them. The Series A Preferred Stock has no voting rights with respect to the election of the Directors of the Company.



Series A
Series C Convertible

Common Stock
Preferred Stock
Preferred Stock

Name
Number of Shares
Percent
of Class (1)
Number of Shares
Percent
of Class
Number of Shares

Percent
of Class








Michael F. McCoy (2)
   540
13.2%
120
12.0%
---

---
Jerrold B. Carrington (3)
1,384.61538
33.9%
---
---
1,384.61538

46.2%
Thomas E. Galuhn (4)
807.69231
19.8%
---
---
807.69231

26.9%
Salvatore F. Mulia (5)
171.63
4.2%
50
5.0%
---

---
Inroads Capital Partners, L.P. (3)
1,384.61538
33.9%
---
---
1,384.61538

46.2%
Mesirow Capital Partners VII, an Illinois Limited Partnership (4)

807.69231

19.8%

---

---

807.69231


26.9%
Edgewater Private Equity Fund II, L.P. (6)

807.69231

19.8%

---

---

807.69231


26.9%
RTM Financial Services, Inc.(5)
          171.63
4.2%
250
25.0%
---

---
William L. Wildman (2)
               235
5.8%
200
20.0%
---

---
Robert W. Johnson (2)
---
---
---
---
---

---
All Directors and executive officers as a group

3,138.93769

76.9%

620

62.0%

2,192.30769



73.1%
______________

(1) As of December 31, 1998, there were 1,066.63 shares of Common Stock outstanding. The Series C Convertible Preferred Stock is convertible into Common Stock at any time (on a one-for-one basis as of December 31, 1998). The percentages in this column assume the conversion of all 3,000 outstanding shares of Series C Convertible Preferred Stock into Common Stock.

(2) The address for Messrs. McCoy, Wildman and Johnson is 9265 Counselor's Row, Suite 106, Indianapolis, IN 46240.

 (3) Inroads Capital Partners own all shares shown as beneficially owned by Mr. Carrington of record, L.P. ("Inroads"). Mr. Carrington is the General Partner of Inroads. The address for Mr. Carrington and Inroads is 1603 Orrington Avenue, Suite 2050, Evanston, IL 60201.

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

(6) The address for Edgewater Private Equity Fund II, L.P. is 900 North Michigan Avenue, 14th Floor, Chicago, IL 60611

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the Securities Purchase Agreement dated March 28, 1997, the Company also entered into a Voting Agreement, Registration Rights Agreement and an Executive Share Agreement.

On March 28, 1997, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Inroads Capital Partners, L.P. ("Inroads"), Mesirow Capital Partners VII, and Illinois Limited Partnership ("Mesirow"), Edgewater Private Equity Fund II, L.P. (collectively, the "Purchasers") Michael F. McCoy and William L. Wildman pursuant to which the Purchasers purchased from the Company a total of 3,000 shares of the Company's Series C Convertible Preferred Stock and $3,500,000 aggregate principal amount of 10% Subordinated Notes due March 31, 2002 ("Subordinated Notes"). The aggregate purchase price for the Series C Convertible Preferred Stock was $3,000,000 and the aggregate purchase price for the Notes was $3,500,000.

The Subordinated Notes are subject to a Subordination and Intercreditor Agreement between the Company, the Purchasers and the Bank. The Subordinated Notes are subordinate to the Bank's Credit Facility. From the period of inception through FY/98, the interest accrued on the Subordinated Notes has been added to the principal balance. One-half of the principal amount of the Subordinated Notes is due on March 31, 2001, with the remainder being due on March 31, 2002.

The Series C Convertible Preferred Stock is convertible into Common Shares of the Company at any time. The conversion ratio is one-for-one, but is subject to adjustment under certain circumstances. In general, the Series C Convertible Preferred Stock has full voting rights (voting together with the Common Shares) on all actions submitted to a vote of the Company's shareholders. Each share of the Series C Convertible Preferred Stock entitles the holder thereof to one vote on each matter submitted, but the number of votes is subject to adjustment on the same basis as the conversion ratio.

The Company's outstanding capital stock consists of 1,066.63 Common Shares (with full voting rights), 540 which are owned by Mr. McCoy, 1,000 shares of Series A Preferred Stock (without full voting rights), and the Series C Convertible Preferred Stock. The Company utilized $1.5 million of the proceeds from the sale of the Series C Convertible Preferred Stock to redeem its Series B Preferred Stock and related warrants.

After the issuance of the Series C Convertible Preferred Stock and the redemption of the Series B Preferred Stock, the Purchases collectively are entitled to exercise 73.5% of the voting power of the Company under ordinary circumstances. Prior to the issuance of the Series C Convertible Preferred

Stock, Mr. McCoy was entitled to exercise a majority of the voting power of the Company under ordinary circumstances.

In  connection  with  the  issuance  of  the Series C Convertible Preferred
Stock,  the  Company  also  entered  into  a  Voting   Agreement  with  the
Purchasers, Mr. McCoy and Mr. Wildman. Under the Voting Agreement, the parties agreed to cooperate to cause the Company's Board of Directors to consist of five members. One member would be designated by Inroads, Mesirow would designate one member, the holders of two-thirds of the voting power of the Company exercisable would designate one member by the Purchasers, and two members would be designated by Mr. McCoy. The rights of the parties to designate directors terminate under certain circumstances.

The Company and the Purchasers also entered into a Registration Rights Agreement entitling the Purchasers, under certain circumstances, to demand or otherwise participate in a public offering of the Company's equity securities.

The Company, the Purchasers and Mr. McCoy also entered into an Executive Share Agreement pursuant to which the Purchasers are obligated, subject to certain conditions, to transfer, for no consideration other than the fulfillment of such conditions, to Mr. McCoy and/or such other officers, directors, employees or consultants of the Company as he designates, up to 8% of the Series C Convertible Preferred Stock purchased by each Purchaser.

Holders of the Series A Preferred Stock are entitled to cumulative annual dividends of $40 per share payable quarterly, subject to the approval of the board of directors. The Series C Convertible Preferred Stock has no dividend. Unless full cumulative dividends have been paid on the Series A Preferred Stock, no dividends may be paid on the Common Shares and no Common Shares may be redeemed, purchased or otherwise acquired by the Company. The terms of the Company's Series C Convertible Preferred Stock provide that approval by the holders of at least two-thirds of the outstanding shares of the Series C Convertible Preferred Stock, voting separately as a series, is required prior to the purchase of, or payment of any dividends or distributions on any shares of stock of the Company other than the Series C Convertible Preferred Stock, except for dividends on the common shares payable solely in the form of additional common shares and for regular quarterly dividends on the Series A Preferred Stock.

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

The Series C Convertible Preferred Stock holders may require the Company to redeem the Series C Convertible Preferred Stock at $1,000 per share ($3,000,000 total redemption value) after March 28, 2002. The Series C Convertible Preferred Stock are also to be redeemed in the following circumstances, unless waived by 75% of the Series C Convertible Preferred Stock holders:

1. The Company defaults on the Subordinated Notes or any covenant of the Purchase Agreement.
2. A representation or warranty of the Company under the Purchase Agreement is found to be materially incorrect.
3. Chapter 7 or 11 bankruptcy is filed with respect to the Company, or all Company's assets are sold or disposed.

The Company also has certain other transactions and relationships with related parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

No exhibits were filed with this report.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter  ended  September  30,
1998

SUPPLEMENTAL  INFORMATION  TO  BE  FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

The Company has not sent to its security holders (i) an annual report to security holders for the fiscal year ending September 30, 1998 or (ii) a proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 13th day of January, 1999.

         MERIDIAN FINANCIAL CORPORATION




         By:  /s/ Michael F. McCoy
                             (Michael F. McCoy, President)




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated.

Signature
Title
Date






/s/ Michael F. McCoy
Michael F. McCoy
Chairman of the Board, President and Director
(Principal Executive Officer)
January 13, 1999






/s/ Robert W. Johnson
Robert W. Johnson
Vice President, Secretary
and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
January 13, 1999






/s/ Jerrold B. Carrington
Jerrold B. Carrington
Director
January 13, 1999






/s/ Thomas E. Galuhn
Thomas E. Galuhn
Director
January 13, 1999






/s/ Salvatore F. Mulia
Salvatore F. Mulia
Director
January 13, 1999












S-1